Form 10-Q
period 1996-03-31
SIMON PROPERTY GROUP LP
filed 1996-05-15
CIK 1003023

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                      OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number 1-12618

                          SIMON PROPERTY GROUP, L.P.
            (Exact name of registrant as specified in its charter)

                Delaware                             35-1903854
      (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)           Identification No.)

       115 West Washington Street
          Indianapolis, Indiana                        46204
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (317) 636-1600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  X    NO

                          SIMON PROPERTY GROUP, L.P.
                     Consolidated Condensed Balance Sheets
                     (Unaudited and dollars in thousands)
                                              March 31,      December 31,
                                                 1996            1995
ASSETS:
Investment properties, at cost                 $2,190,944      $2,162,161
Less _ accumulated depreciation                   175,094         152,817
                                                2,015,850       2,009,344
Cash and cash equivalents                          45,145          62,721
Tenant receivables and accrued revenue, net       138,901         144,400
Notes receivable and advances due from
 Management Company                                91,478         102,522
Investment in partnerships and joint
 ventures, at equity                              120,069         117,332
Deferred costs, net                                80,261          81,398
Other assets                                       40,844          38,719
Total assets                                   $2,532,548      $2,556,436

LIABILITIES AND PARTNERS' EQUITY:
Mortgages and other notes payable              $1,995,620      $1,980,759
Accounts payable and accrued expenses              91,225         113,131
Accrued distributions                              47,203          48,594
Cash distributions and losses in
 partnerships and joint ventures, at equity        54,709          54,120
Investment in Management Company                   20,223          20,612
Other liabilities                                  29,120          19,582
Total liabilities                               2,238,100       2,236,798

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

Preferred units, 4,000,000 authorized,
 issued and outstanding                            99,923          99,923

General Partner, 58,560,225 and 58,360,195
 units outstanding at March 31, 1996 and
 December 31, 1995, respectively                  123,076         135,710

Limited Partners, 37,282,628 units outstanding     78,366          86,692


Unamortized restricted stock award                 (6,917)         (2,687)
Total partners' equity                            294,448         319,638
Total liabilities and partners' equity         $2,532,548      $2,556,436


       The accompanying notes are an integral part of these statements.


                          SIMON PROPERTY GROUP, L.P.
                Consolidated Condensed Statements of Operations
         (Unaudited and dollars in thousands, except per unit amounts)

                                                    For the three months
                                                      ended March 31,
                                                     1996         1995
REVENUE:
Minimum rent                                        $ 78,454     $ 72,998
Overage rent                                           4,967        4,823
Tenant reimbursements                                 46,656       44,141
Other income                                           9,367        7,528
Total revenue                                        139,444      129,490

EXPENSES:
Property operating                                    26,185       25,326
Depreciation and amortization                         24,672       21,107
Real estate taxes                                     13,808       12,920
Repairs and maintenance                                7,410        5,850
Advertising and promotion                              2,720        2,098
Other                                                  3,576        3,324
Total operating expenses                              78,371       70,625

OPERATING INCOME                                      61,073       58,865

INTEREST EXPENSE                                      38,566       38,933

INCOME BEFORE MINORITY INTEREST                       22,507       19,932

MINORITY INTEREST                                       (503)        (377)

GAIN ON SALE OF ASSET                                     --        2,350

INCOME BEFORE UNCONSOLIDATED ENTITIES                 22,004       21,905

INCOME FROM UNCONSOLIDATED ENTITIES                    1,828          302

INCOME BEFORE EXTRAORDINARY ITEM                      23,832       22,207

EXTRAORDINARY ITEMLoss on extinguishment of debt        (265)          --

NET INCOME                                            23,567       22,207

GENERAL PARTNER PREFERRED UNIT REQUIREMENT             2,031           --

NET INCOME AVAILABLE TO UNITHOLDERS                 $ 21,536     $ 22,207

NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
General Partner                                     $ 13,154     $ 12,647
Limited Partners                                       8,382        9,560
                                                    $ 21,536     $ 22,207
EARNINGS PER UNIT:
Income before extraordinary item                    $   0.23     $   0.26
Extraordinary item                                        --           --
Net income                                          $   0.23     $   0.26


       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                Consolidated Condensed Statements of Cash Flows
                     (Unaudited and dollars in thousands)


                                                  For the three months
                                                    ended March 31,
                                                   1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                        $ 23,567     $ 22,207
Adjustments to reconcile net income to net cash
provided by operating activities_
Depreciation and amortization                        26,728       23,468
Loss on extinguishment of debt                          265           --
Gain on sale of asset                                    --       (2,350)
Straight-line rent                                      137         (169)
Minority interest                                       503          377
Equity in income of unconsolidated entities          (1,828)        (302)
Changes in assets and liabilities_
Tenant receivables and accrued revenue                5,883       12,185
Deferred costs and other assets                         115         (264)
Accounts payable, accrued expenses and other
liabilities                                         (16,122)     (13,417)
Net cash provided by operating activities            39,248       41,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                (25,249)     (15,142)
Cash of consolidated joint ventures                      --        3,374
Proceeds from sale of asset                              --        2,550
Investments in unconsolidated entities               (5,093)      (3,103)
Distributions from unconsolidated entities           11,772          358
Net cash used in investing activities               (18,570)     (11,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest distributions                      (1,649)        (517)
Partnership distributions                           (50,625)     (40,807)
Mortgage proceeds, net of transaction costs         105,568       68,143
Mortgage, bond and other payments                   (91,548)     (66,353)
Net cash used in financing activities               (38,254)     (39,534)

DECREASE IN CASH AND CASH EQUIVALENTS               (17,576)      (9,762)

CASH AND CASH EQUIVALENTS, beginning of period       62,721      105,139

CASH AND CASH EQUIVALENTS, end of period           $ 45,145     $ 95,377


       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.

        Notes to Unaudited Consolidated Condensed Financial Statements

             (Dollars in thousands, except per unit/share amounts)


Note 1 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended March 31, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto included in the Simon Property Group, L.P. Annual Report on Form 10-K.

     The accompanying unaudited consolidated condensed financial statements of Simon Property Group, L.P. (the "Operating Partnership") include all the accounts of the Operating Partnership and subsidiary entities. Simon Property Group, Inc. (the "Company") is the sole general partner and owned 61.1% and 61.0% of the Operating Partnership as of March 31, 1996 and December 31, 1995, respectively. Properties which are wholly owned or controlled by the Operating Partnership have been consolidated. All significant intercompany amounts have been eliminated. The income of the Operating Partnership is allocated to the partners based on each partner's ownership interest in the Operating Partnership during the period. The Company's weighted average ownership interest in the Operating Partnership for the three months ended March 31, 1996 and 1995 were 61.1% and 57.0%, respectively.

     The Operating Partnership equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in M.S. Management Associates, Inc. (the "Management Company" - see Note 5) are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.


Note 2 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1996 presentation.

Note 3 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 1996 was $37,612, as compared to $37,034 for the same period in 1995. Accrued and unpaid distributions as of March 31, 1996 and 1995 were $47,203, and $43,379, respectively. All distributions due in 1996 on the preferred units were paid by March 31, 1996.

Note 4 - Per Share Data

     Per unit data is based on the weighted average number of units of partnership interest ("Units") outstanding during the period. As used herein, the term Units does not include units of partnership interests entitled to preferential distribution of cash ("Preferred Units"). The weighted average number of Units used in the computation for the three months ended March 31, 1996 and 1995 was 95,664,804 and 86,757,624, respectively. Units may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances. Additionally, Preferred Units may be converted into common stock of the Company beginning in October of 1997 at an initial conversion ratio equal to 0.9524. The stock options outstanding under the Stock Option Plans and the Preferred Units have not been included in the computations of per Unit data, as they did not have a dilutive effect.

Note 5 - Investment in Unconsolidated Entities

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting, and a summary of the Operating Partnership's investment in and share of income (loss) from such partnerships and joint ventures follows:

                                                           PARTNERSHIPS AND JOINT
                                                                  VENTURES
                                                          March 31,    December 31,
BALANCE SHEETS                                              1996           1995

Assets:
Investment properties at cost, net                       $ 1,196,889    $ 1,156,066
Cash and cash equivalents                                     40,330         52,624
Tenant receivables                                            35,567         35,306
Other assets                                                  36,887         32,626
Total assets                                             $ 1,309,674    $ 1,276,622

Liabilities and Partners' Equity:
Mortgage and other notes payable                         $   420,872    $   410,652
Accounts payable, accrued expenses and
 other liabilities                                           130,420        127,322
Total liabilities                                            551,292        537,974
Partners' equity                                             758,381        738,648
Total liabilities and partners' equity                   $ 1,309,673    $ 1,276,622

Operating Partnership's Share of:
 Total assets                                            $   303,153    $   290,802
 Partners' equity:
  Investment in partnerships and joint ventures, at
   equity                                                    120,069        117,332
  Cash distributions and losses in partnerships and
   joint ventures, at equity                                 (54,709)       (54,120)
                                                         $    65,360    $    63,212

                                                        PARTNERSHIPS AND JOINT
                                                               VENTURES
                                                         For the three months
                                                           ended March 31,
STATEMENTS OF OPERATIONS                                 1996           1995

Revenue:
Minimum rent                                             $    27,964    $    19,064
Overage rent                                                     762            511
Tenant reimbursements                                         14,069          9,426
Other income                                                   4,769          1,293

Total revenue                                                 47,564         30,294

Operating Expenses:
Operating expenses and other                                  17,568         10,830
Depreciation and amortization                                 10,670          5,444

Total operating expenses                                      28,238         16,274

Operating Income                                              19,326         14,020
Interest Expense                                               7,847          7,271
Net Income                                                    11,479          6,749
Third Party Investors' Share of Net Income                    10,022          6,999

The Operating Partnership's Share of Net Income (Loss)   $     1,457    $      (250)

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.
     Summary financial information of the Management Company accounted for using the equity method of accounting, and a summary of the Operating Partnership's investment in and share of income from the Management Company follows:

                                                        MANAGEMENT COMPANY
                                                     March 31,   December 31,
BALANCE SHEETS                                         1996           1995

Assets:
Current assets                                      $   27,004     $   40,964
Undeveloped land and mortgage notes                     45,746         45,769
Other assets                                            14,930         13,813

Total assets                                        $   87,680     $  100,546

Liabilities and Shareholders' Deficit:
Current liabilities                                 $   16,162     $   18,435
Notes payable and advances due to the
 Operating Partnership at 11%, due 2008                 91,478        102,522

Total liabilities                                      107,640        120,957
Shareholders' deficit                                  (19,960)       (20,411)

Total liabilities and shareholders' deficit         $   87,680     $  100,546

Operating Partnership's Share of:
 Total assets                                       $   78,912     $   80,437
 Shareholders' deficit                              $  (20,223)    $  (20,612)

                                                         MANAGEMENT COMPANY
                                                        For the three months
                                                          ended March 31,
STATEMENTS OF OPERATIONS                                 1996           1995

Revenue:
Management fees                                     $    5,156     $    4,961
Development and leasing fees                             2,325          3,999
Cost-sharing income and other                            2,410          1,642

Total revenue                                            9,891         10,602

Expenses:
Operating expenses                                       6,852          7,214
Depreciation                                               622            522
Interest                                                 1,616          1,784

Total expenses                                           9,090          9,520

Net Income                                                 801          1,082
Preferred Dividends                                        350            315

Net Income Available for Common Shareholders        $      451     $      767
The Operating Partnership's Share of Net Income     $      371     $      552

     The management, development and leasing activities related to the non-wholly owned and other third-party properties are conducted by the Management Company.

     The Operating Partnership's share of allocated common costs for the three months ended March 31, 1996 and 1995 was $7,763 and $6,552, respectively.

Note 6 - Debt

     On February 23, 1996, the Operating Partnership borrowed the initial $100,000 tranche of a $184,000 two tranche loan facility for the Forum Shops at Caesar's ("Forum") and retired the existing $89,701 mortgage debt for Forum. The initial funding bears interest at LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds will be used to provide funds for the approximately 250,000-square-foot phase II expansion of this property.

     During the first quarter of 1996, the Operating Partnership drew an additional $6,364 on its construction loan for Cottonwood Mall in Albuquerque, New Mexico. As of March 31, 1996, a total of $28,763 was outstanding on the loan.

     At March 31, 1996, the Operating Partnership had consolidated debt of $1,995,620 of which $1,230,557 is fixed-rate debt and $765,062 is variable-rate debt. As of March 31, 1996 and 1995, the Operating Partnership had interest-rate protection agreements related to $551,196 of variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $453 and $1,010 for the three months ended March 31, 1996 and 1995, respectively. The Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture properties as of March 31, 1996 and 1995 was $170,801 and $166,581, respectively.

Note 7 - Partners' Equity

     The following table summarizes the change in the Operating Partnership's Partners' equity since December 31, 1995.



                                 General Partner                  Limited Partners    Unamortized
                   Preferred                                                           Restricted
                     Units    Amounts     Units      Amounts      Units     Amounts   Stock Award      Total

Balance at
 December 31, 1995 4,000,000  $ 99,923  58,360,195  $  135,710  37,282,628  $ 86,692     $  (2,687) $  319,638

Stock Incentive
 Program                                   200,030       4,751                              (4,751)         --

Amortization of
 stock incentive                                                                               521         521

Adjustment to
 allocate net
 equity of the
 Operating
 Partnership                                            (1,654)                1,654                        --

Other                                                      (44)                                            (44)

Distributions                   (2,031)                (28,841)              (18,362)                  (49,234)

Net Income                       2,031                  13,154                 8,382                    23,567

Balance at
 March 31, 1996    4,000,000  $ 99,923  58,560,225  $  123,076  37,282,628  $ 78,366     $  (6,917) $  294,448

Stock Incentive Program

     Under the Employee Stock Plan of the Company and the Operating Partnership, the Company's Compensation Committee approved a five-year Stock Incentive Program, under which restricted stock award shares have been granted to certain employees at no cost. The outstanding restricted stock award shares vest in four installments of 25% each on January 1 of each year following the year in which the restricted shares are awarded. The cost of restricted stock awards, based on the stock's fair market value at the award dates, is charged to partners' equity and subsequently amortized against earnings of the Operating Partnership over the vesting period.

     On March 22, 1995, an aggregate of 1,000,000 shares of restricted stock was awarded to 50 executives, subject to the performance standards and other terms of the Stock Incentive Program, described above. On March 22, 1995 and 1996 the board of directors of the Company approved the issuances of 144,196 and 200,030 shares of common stock of the Company, respectively, to the eligible executives. These shares are being amortized pro-rata over the four-year vesting period. Approximately $1,439 has been amortized through March 31, 1996.

Note 8 - Proposed DeBartolo Merger

     In March 1996, the Company and DeBartolo Realty Corporation ("DeBartolo") signed a definitive agreement to merge the two companies. The merger is expected to be completed in the third quarter of 1996 and is subject to approval by the shareholders of both companies as well as customary regulatory and other conditions. Under the terms of the agreement, the shareholders of DeBartolo will receive 0.68 shares of common stock of the Company for each share of DeBartolo common stock held. The purchase price, including indebtedness which would be assumed, is estimated at $2.97 billion.

Note 9 - Subsequent Events

     Prior to April 11, 1996, the Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Operating Partnership acquired the remaining economic interest. The purchase price included approximately $44,000 cash and the assumption of the joint venture partner's share of existing debt. The $44,000 purchase price and the refinancing of $54,000 of existing debt were funded using the Operating Partnership's revolving credit facility. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting.
It was previously accounted for using the equity method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended March 31, 1996 vs. the Three Months Ended March 31, 1995

     Four property ownership changes (the "Property Transactions") affect the comparison of the three-month periods. Effective February 23, 1995, the Operating Partnership acquired an additional 50% interest in White Oaks Mall ("White Oaks") and subsequently began including White Oaks in the financial statements using the consolidated method of accounting. Effective July 31, 1995, the Operating Partnership acquired the remaining 50% interest in Crossroads Mall ("Crossroads") and subsequently began including Crossroads in the financial statements using the consolidated method of accounting.
Effective September 25, 1995, the Operating Partnership acquired the remaining 55% interest in East Towne Mall ("East Towne") and subsequently began including East Towne in the financial statements using the consolidated method of accounting. Effective July 1, 1995, the Operating Partnership relinquished its ability to solely direct certain activities related to the control of North East Mall, and as a result began accounting for the property using the equity method of accounting.

     Total revenue increased $10.0 million or 7.7% for the three months ended March 31, 1996, as compared to the same period in 1995. Of this increase, $5.1 million is a result of the Property Transactions. The remaining increase is the result of increases in every component of revenue, primarily minimum rent ($2.5 million) and other income ($1.8 million).

     Total operating expenses increased $7.7 million, or 11.0%, for the three months ended March 31, 1996, as compared to the same period in 1995. Of this increase, $2.7 million is a result of the Property Transactions. The remaining $5.0 million increase is primarily due to increases in repairs and maintenance ($1.2 million) and depreciation and amortization ($2.7 million).

     The gain on sale of an asset in the three months ended March 31, 1995 ($2.4 million) relates to the sale of a minority partnership interest in land previously held for development in Denver, Colorado.

     Income from unconsolidated entities increased $1.5 million for the three months ended March 31, 1996 as compared to the same period in 1995. This is primarily due to the Operating Partnership's acquisition, in December of 1995, of a 25% share of Smith Haven Mall, resulting in additional income of $0.7 million, and the Operating Partnership's share of a gain on the sale of a peripheral property ($0.8 million).

     The extraordinary loss of $0.3 million in the three months ended March 31, 1996 resulted from the early extinguishment of debt.

     Income of the Operating Partnership was $23.6 million for the three months ended March 31, 1996 as compared to $22.2 million for the same period in 1995, reflecting an increase of $1.4 million, for the reasons discussed above, and was allocated first to holders of the Preferred Units, then to the partners based on each partner's ownership interest in the Operating Partnership during the period.

     Liquidity and Capital Resources

     At March 31, 1996, the Operating Partnership's balance of cash and cash equivalents was $45.1 million, not including its proportionate share of cash held by the joint venture properties and the Management Company. In addition to its cash reserves, the Operating Partnership had unused capacity under its unsecured revolving credit facility totaling $204.0 million.

     Financing and Refinancing. On February 23, 1996, the Operating Partnership borrowed the initial $100.0 million tranche of a $184.0 million two tranche loan facility for Forum and retired the existing $89.7 mortgage debt for Forum. The initial funding bears interest at LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds will be used to provide funds for the approximately 250,000-square-foot phase II expansion of this property.

     On March 8, 1996, the joint venture which owns Smith Haven Mall entered into an agreement to refinance $115.0 million of the purchase price of Smith Haven Mall with a 10-year interest-only mortgage which carries interest at 113 basis points over 10-year treasury bills. Proceeds from the loan, which is expected to close early in the summer of 1996, will be used to repay a portion of the partners' equity contributions made at the time of the property acquisition of approximately $221 million.

     During the first quarter of 1996, the Operating Partnership drew an additional $6.4 million on its construction loan for Cottonwood Mall in Albuquerque, New Mexico. As of March 31, 1996, a total of $28.8 million was outstanding on this construction loan.

     On April 11, 1996, the Operating Partnership drew an additional $115.0 million on its revolving credit facility primarily to finance the acquisition of the remaining interest in Ross Park Mall ($44 million) and to refinance a portion of the property's debt ($54 million).

     Development, Expansions and Renovations. The Operating Partnership is involved in several development, expansion and renovation efforts.

     Groundbreaking on The Source, a 730,000-square-foot retail development project in Westbury (Long Island), New York, took place on February 2, 1996. This new $145 million development will adjoin an existing Fortunoff store and is expected to open in 1997. The Operating Partnership owns 50% of this joint venture development.

     The Operating Partnership has also begun demolition of the existing Bakery Centre in South Miami, Florida in preparation for the development of The Shops at Sunset Place. Pre-development efforts continue for this 75%-owned 550,000-square-foot retail and entertainment center.

  Construction also continues on the following projects:

 * Cottonwood Mall, a 1.0 million-square-foot project is scheduled to open during the summer of 1996, in Albuquerque, New Mexico. This project is wholly-owned by the Operating Partnership.

 * A 250,000-square-foot phase II expansion of Forum, in which the Operating Partnership has a 55% ownership interest, is scheduled to open in the Fall of 1997. The approximately $90 million costs of the Forum project will be funded with a portion of a $184 million financing facility which closed February 23, 1996.

 * Ontario Mills, a 1.4 million-square-foot value-oriented regional mall in Ontario, California, in which the Operating Partnership has a 25% ownership interest, is scheduled to open in November 1996. This approximately $165 million project, a partnership venture with The Mills Corporation, is anticipated to be funded with third-party financing which is not yet finalized. The Operating Partnership has agreed to funding commitments of up to $15.0 million relating to the construction of this project.

 * The Tower Shops at Stratosphere, in Las Vegas, Nevada, is an approximately $42 million, 122,000-square-foot retail development project in which the Operating Partnership owns a 50% interest. This two-phase retail development is currently under construction and phase I is scheduled to open in the summer of 1996, with phase II scheduled to open in the fall of 1996. The project has a 15% equity commitment to fund the initial $6.4 million of construction costs before the remaining construction funding of approximately $36 million will be advanced by the lender.

     Management is also considering renovation and expansion projects at various other properties. It is anticipated that these projects will be financed principally with external borrowings, existing corporate credit facilities and cash flows from operations.

     Debt. At March 31, 1996, the Operating Partnership had consolidated debt of $1,995.6 million, of which $1,230.6 million is fixed-rate debt and $765.0 million is variable-rate debt. As of March 31, 1996 and 1995, the Operating Partnership had interest-rate protection agreements relating to $551.2 million of the variable-rate debt. The agreements are generally in effect until the related variable-rate debt matures.

     The Operating Partnership's ratio of consolidated debt-to-market capitalization was approximately 46.3% at March 31, 1996.

     Distributions. The Operating Partnership declared a distribution of $0.4925 per Unit in the first quarter of 1996. Future distributions will be determined based on actual results of operations and cash available for distribution. Preferred distributions of $0.5078 per Preferred Unit were also incurred during this period.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to holders of Preferred Units and Units.

     Management continues to actively review and evaluate a number of property acquisition opportunities. Management believes that funds on hand and amounts available under the Operating Partnership's unsecured revolving credit facility, together with the ability to issue shares of common stock of the Company and/or Units, provide the means to finance certain acquisitions. No assurance can be given that the Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Investing and Financing Activities. Cash used in investing activities for the three months ended March 31, 1996 was $18.6 million, including capital expenditures, tenant allowances and development related costs of $9.2 million, $4.0 million and $12.0 at Cottonwood Mall, Forum, and various other properties, respectively; and advances to unconsolidated joint ventures totaling $5.1 million, partially offset by a note repayment received from M.S. Management Associates of $11.8 million. Cash used in investing activities for the three months ended March 31, 1995 included $15.1 million for tenant allowances, capital expenditures and development related costs and $3.1 million for the acquisition of a joint venture interest in a parcel of land to be held for development in Little Rock, Arkansas, partially offset by $2.6 of net proceeds from the sale of a joint venture interest in land held for development and cash of $3.4 million related to the acquisition of interest in White Oaks Mall.

     Cash used in financing activities for the three months ended March 31, 1996 was $1.3 less than the three months ended March 31, 1995. Cash used in 1996 included an increase of $9.3 million in distributions to partners (including $3.5 million paid to the holder of the Preferred Units representing distributions from October 27, 1995 to March 31, 1996) offset by an increase in net mortgage borrowings of $12.3 million. These borrowings included $9.7 million from the refinancing of Forum debt and a $6.4 million increase on the Cottonwood Mall construction loan.

EBITDA-Earnings from Operating Results before Interest, Taxes, Depreciation and Amortization

     Management believes that there are several important factors that contribute to the ability of the Operating Partnership to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. Management believes that EBITDA is an effective measure of shopping center operating performance because: (i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Operating Partnership's operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of the Operating Partnership's liquidity.

     Total EBITDA for the portfolio properties increased from $101.8 million for the three months ended March 31, 1995 to $115.7 million for the same period in 1996, representing a growth rate of 13.7%. This increase is primarily attributable to the three malls opened during 1995 and 1995 acquisitions. During this period, the operating profit margin decreased slightly from 62.2% to 61.9%.

     The significant contributing factors are as follows:

     Aggregate Tenant Sales Volume. For the three months ended March 31, 1995 compared to the same period in 1996, total reported retail sales for mall and freestanding stores at the regional malls and all stores at the community shopping centers for GLA owned by the Operating Partnership ("Owned GLA") increased 10.5% from $934 million to $1,032 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for regional malls decreased from 84.3% at March 31, 1995 to 83.0% at March 31, 1995. Occupancy levels for community shopping centers decreased from 94.0% at March 31, 1995 to 93.1% at March 31, 1996. These decreases are the result of store closings by several retailers which filed bankruptcy in 1995 and the de-leasing efforts at two malls in anticipation of de-malling these properties. Management expects to re-lease substantially all of the space lost to these bankruptcies at generally higher rents. Owned GLA has increased 2.8 million square feet from March 31, 1995 to March 31, 1996, primarily as a result of the 1995 opening of three new regional malls and the acquisition of Smith Haven Mall.

     Average Base Rents. Average base rents per square foot of mall and freestanding stores at regional mall Owned GLA increased 10.7%, from $17.79 to $19.70 in the first quarter of 1996 as compared to the same period in 1995. In community shopping centers, average base rents per square foot of Owned GLA increased 2.1%, from $7.21 to $7.36 during this same period.

     Inflation

     Inflation has remained relatively low during the past three years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

     However, inflation may have a negative impact on some of the Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

     Other

     In March 1996, the Company and DeBartolo Realty Corporation ("DeBartolo") signed a definitive agreement to merge the two companies. The merger is expected to be completed in the third quarter of 1996 and is subject to approval by the shareholders of both companies as well as customary regulatory and other conditions. Under the terms of the agreement, the shareholders of DeBartolo will receive 0.68 shares of common stock of the Company for each share of DeBartolo common stock held. The purchase price, including indebtedness which would be assumed, is estimated at $2.97 billion.

     The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

     Management recognizes the retail industry is currently experiencing some difficulty, which is reflected in sales trends and in the bankruptcies and continued restructuring of several prominent retail organizations. Continuation of these trends could impact future earnings performance.

Part II - Other Information

     Item 1:  Legal Proceedings

     Neither the Operating Partnership, the Company nor any of the portfolio properties is currently a party to any material pending legal proceedings nor, to management's knowledge, is any material legal proceeding currently contemplated by governmental authorities against the Operating Partnership, the Company or the portfolio properties. The entities that own portfolio properties are parties to a variety of routine litigation arising in the ordinary course of business. Most of such proceedings are covered by liability insurance. All of such proceedings, taken together, are not expected to have a material adverse effect on the Operating Partnership's operating or financial results.

     Item 6:  Exhibits and Reports on Form 8-K

          (a) Exhibits - The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

          (b) Reports on Form 8-K

               None.



                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SIMON PROPERTY GROUP, L.P.
                               By: SIMON PROPERTY GROUP, INC.,
                                   General Partner

Date:  May 13, 1996            By /s/ David Simon
                                   David Simon
                                   Chief Executive Officer and President



Date:  May 13, 1996            By /s/ Dennis Cavanagh
                                  Dennis Cavanagh
                                  Principal Financial and Accounting Officer


                               INDEX TO EXHIBITS

Exhibits
- - --------
   27             Financial Data Schedule