Form 10-Q
period 1996-09-30
SIMON PROPERTY GROUP LP
filed 1996-11-15
CIK 1003023

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ___________________


Commission file number 33-98364


                           SIMON PROPERTY GROUP, L.P.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                  35-1903854
----------------------------------------   -------------------------------------
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                 Identification No.)


      115 WEST WASHINGTON STREET
        INDIANAPOLIS, INDIANA                              46204
----------------------------------------      ------------------------------
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

                           SIMON PROPERTY GROUP, L.P.
                                   FORM 10-Q

                                     INDEX

PART I -  FINANCIAL INFORMATION                                                             PAGE

          Item 1:  Financial Statements

                 Consolidated Condensed Balance Sheets as of September 30, 1996 and
                  December 31, 1995                                                           3

                 Consolidated Condensed Statements of Operations for the three-month and
                  nine-month periods ended September 30, 1996 and 1995                        4

                 Consolidated Condensed Statements of Cash Flows for the nine-month
                  periods ended September 30, 1996 and 1995                                   5

                 Notes to Consolidated Condensed Financial Statements                         6

          Item 2:  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                    15

PART II - OTHER INFORMATION

          Items 1 through 6                                                                  23

          Signatures                                                                         24

                           SIMON PROPERTY GROUP, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (UNAUDITED AND DOLLARS IN THOUSANDS)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
ASSETS:
  Investment properties, at cost...................................   $ 2,392,124       $2,162,161
  Less -- accumulated depreciation.................................       212,751          152,817
                                                                       ----------       ----------
                                                                        2,179,373        2,009,344
  Cash and cash equivalents........................................        44,635           62,721
  Tenant receivables and accrued revenue, net......................       143,095          144,400
  Notes receivable and advances due from Management Company........        63,978          102,522
  Investment in partnerships and joint ventures, at equity.........       136,099          113,676
  Deferred costs, net..............................................        75,531           81,398
  Other assets.....................................................        40,673           42,375
                                                                       ----------       ----------
     Total assets..................................................   $ 2,683,384       $2,556,436
                                                                       ==========       ==========
LIABILITIES AND PARTNERS' EQUITY:
  Mortgages and other notes payable................................   $ 2,136,651       $1,980,759
  Accounts payable and accrued expenses............................       117,330          113,131
  Advance from affiliate...........................................        77,153               --
  Accrued distributions............................................         2,031           48,594
  Cash distributions and losses in partnerships and joint ventures,
     at equity.....................................................        16,796           54,120
  Investment in Management Company.................................        18,415           20,612
  Other liabilities................................................        41,455           19,582
                                                                       ----------       ----------
     Total liabilities.............................................     2,409,831        2,236,798
                                                                       ----------       ----------
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNER'S EQUITY INTEREST, 37,282,628 UNITS OUTSTANDING AS
  OF DECEMBER 31, 1995 AT REDEMPTION VALUE (Note 9)................            --          908,764
PARTNERS' EQUITY:
  Preferred units, 4,000,000 authorized, issued and outstanding....        99,923           99,923
  General Partner, 958,429 and 58,360,195 units outstanding at
     September 30, 1996 and December 31, 1995, respectively........         1,795          135,710
  Special Limited Partners' Interest, 94,884,424 units
     outstanding...................................................       177,710               --
  Adjustment to reflect Limited Partners' equity interest at
     redemption value (Note 9).....................................            --         (822,072)
  Unamortized restricted stock award...............................        (5,875)          (2,687)
                                                                       ----------       ----------
     Total partners' equity (deficit)..............................       273,553         (589,126)
                                                                       ----------       ----------
     Total liabilities, limited partners' equity interest and
        partners' equity (deficit).................................   $ 2,683,384       $2,556,436
                                                                       ==========       ==========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                      FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                      ---------------------     ---------------------
                                                        1996         1995         1996         1995
                                                      --------     --------     --------     --------
REVENUE:
  Minimum rent......................................  $ 83,109     $ 75,242     $243,047     $222,701
  Overage rent......................................     5,169        5,982       15,920       15,877
  Tenant reimbursements.............................    49,368       50,536      143,594      140,030
  Other income......................................     8,750        6,282       27,039       19,689
                                                      --------     --------     --------     --------
     Total revenue..................................   146,396      138,042      429,600      398,297
                                                      --------     --------     --------     --------
EXPENSES:
  Property operating................................    28,406       26,647       79,012       72,623
  Depreciation and amortization.....................    26,606       22,015       77,913       65,212
  Real estate taxes.................................    14,662       13,321       43,026       39,854
  Repairs and maintenance...........................     5,725        5,740       18,265       16,926
  Advertising and promotion.........................     4,366        4,093       13,264       12,013
  Provision for doubtful accounts...................       845         (200)       2,596        2,203
  Other.............................................     2,785        2,235        8,399        8,295
                                                      --------     --------     --------     --------
     Total operating expenses.......................    83,395       73,851      242,475      217,126
                                                      --------     --------     --------     --------
OPERATING INCOME....................................    63,001       64,191      187,125      181,171
INTEREST EXPENSE....................................    41,236       36,468      120,370      112,125
                                                      --------     --------     --------     --------
INCOME BEFORE MINORITY INTEREST.....................    21,765       27,723       66,755       69,046
MINORITY INTEREST...................................      (709)        (605)      (1,884)      (1,940)
GAIN ON SALE OF ASSET...............................        88           --           88        2,350
                                                      --------     --------     --------     --------
INCOME BEFORE UNCONSOLIDATED ENTITIES...............    21,144       27,118       64,959       69,456
INCOME FROM UNCONSOLIDATED ENTITIES.................     1,284         (172)       5,270        3,225
                                                      --------     --------     --------     --------
INCOME BEFORE EXTRAORDINARY ITEMS...................    22,428       26,946       70,229       72,681
EXTRAORDINARY ITEMS -- Losses on extinguishments of
  debt..............................................    (2,530)      (2,636)      (2,795)      (2,884)
                                                      --------     --------     --------     --------
NET INCOME..........................................    19,898       24,310       67,434       69,797
GENERAL PARTNER PREFERRED UNIT REQUIREMENT..........    (2,032)          --       (6,094)          --
                                                      --------     --------     --------     --------
NET INCOME AVAILABLE TO UNITHOLDERS.................  $ 17,866     $ 24,310     $ 61,340     $ 69,797
                                                      ========     ========     ========     ========
NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
     General Partner................................  $  4,559     $ 14,774     $ 31,125     $ 41,368
     Limited Partners...............................    13,307        9,536       30,215       28,429
                                                      --------     --------     --------     --------
                                                      $ 17,866     $ 24,310     $ 61,340     $ 69,797
                                                      ========     ========     ========     ========
EARNINGS PER UNIT:
     Income before extraordinary items..............  $   0.23     $   0.28     $   0.73     $   0.79
     Extraordinary items............................     (0.02)       (0.03)       (0.03)       (0.03)
                                                      --------     --------     --------     --------
     Net income.....................................  $   0.21     $   0.25     $   0.70     $   0.76
                                                      ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (UNAUDITED AND DOLLARS IN THOUSANDS)

                                                                         FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30 1996
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................................................  $  67,434     $  69,797
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization......................................     83,976        71,761
  Losses on extinguishments of debt..................................        265         2,888
  Gain on sale of asset..............................................        (88)       (2,350)
  Straight-line rent.................................................        534        (1,237)
  Minority interest..................................................      1,884         1,940
  Equity in income of unconsolidated entities........................     (5,270)       (3,225)
Changes in assets and liabilities
  Tenant receivables and accrued revenue.............................      4,954         3,727
  Deferred costs and other assets....................................     (4,405)       (9,420)
  Accounts payable, accrued expenses and other liabilities...........     (5,198)       (4,337)
                                                                       ---------     ---------
     Net cash provided by operating activities.......................    144,086       129,544
                                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions.......................................................    (43,941)      (31,155)
  Capital expenditures...............................................    (94,001)      (61,510)
  Cash of consolidated joint ventures................................      1,695         4,346
  Proceeds from sale of asset........................................        399         2,550
  Investments in unconsolidated entities.............................    (51,907)      (19,696)
  Distributions from unconsolidated entities.........................     34,493         4,274
  Loan repayment from Management Company.............................     38,553            --
                                                                       ---------     ---------
     Net cash used in investing activities...........................   (114,709)     (101,191)
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership contributions..........................................        (62)      142,130
  Minority interest distributions....................................     (3,610)       (2,823)
  Partnership distributions..........................................   (161,582)     (130,643)
  Advances from SDG, L.P.............................................     77,153            --
  Proceeds from borrowings, net of transaction costs.................    266,927       359,338
  Mortgage, bond and other payments..................................   (226,289)     (428,511)
                                                                       ---------     ---------
     Net cash used in financing activities...........................    (47,463)      (60,509)
                                                                       ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................    (18,086)      (32,156)
CASH AND CASH EQUIVALENTS, beginning of period.......................     62,721       105,139
                                                                       ---------     ---------
CASH AND CASH EQUIVALENTS, end of period.............................  $  44,635     $  72,983
                                                                       =========     =========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended September 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1995 audited financial statements and notes thereto included in the Simon Property Group, L.P. Annual Report on Form 10-K/A-1.

     The accompanying unaudited consolidated condensed financial statements of Simon Property Group, L.P. (the "Simon Operating Partnership" or "SPG,LP") include all the accounts of the Simon Operating Partnership and subsidiaries entities. Properties which are wholly owned or controlled by the Simon Operating Partnership have been consolidated. All significant intercompany amounts have been eliminated.

     The Simon Operating Partnership's equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in M.S. Management Associates, Inc. (together with its subsidiaries, the "Management Company" -- see Note 7) are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

     Net income is allocated to the partners based on each partner's preferred unit preference and/or percentage profit interest in the Simon Operating Partnership during the periods.

NOTE 2 -- MERGER

     On August 9, 1996, the merger and other related transactions pursuant to the agreement and plan of merger among Simon DeBartolo Group, Inc. (the "Company" or "SDG"), an acquisition subsidiary of the Company and DeBartlolo Realty Corporation ("DRC") were consummated (the "Merger"). Pursuant to the Merger, the Company acquired all the outstanding shares of common stock of DRC (55,712,529 shares) through the acquisition subsidiary, at an exchange ratio of
0.68 share of Company common stock for each share of DRC common stock (the "Exchange Ratio"). DRC and the acquisition subsidiary merged, with DRC as the surviving entity and becoming a 99.9% subsidiary of the Company. This portion of the transaction was valued at approximately $923.4 million, based upon the number of DRC shares of common stock acquired (55,712,529 shares), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, the Company changed its name to SDG.

     In connection with the Merger, the general and limited partners of the Simon Operating Partnership, contributed 49.5% (47,442,212 units) of the total outstanding units of partnership interest in the Simon Operating Partnership, to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 units of partnership interest in DRP, LP, whose name has since been changed to Simon DeBartolo Group, L.P. ("SDG, LP"). SDG retained a 50.5% partnership interest

                           SIMON PROPERTY GROUP, L.P.

                             (DOLLARS IN THOUSANDS)

(48,400,614 units) in the Simon Operating Partnership, but assigned its rights to receive distributions of profits on 49.5% (47,442,212 units) of the outstanding units of partnership interest in the Simon Operating Partnership, to SDG, LP. The limited partners of the Simon Operating Partnership received a 23.7% partnership interest in SDG, LP (37,282,628 units) for the contribution of their 38.9% partnership interest in the Simon Operating Partnership (37,282,628 units) to SDG, LP. The interests transferred by the partners of the Simon Operating Partnership to DRP, LP have been appropriately reflected at historical costs.

     Upon completion of the Merger, SDG became a general partner of SDG, LP and remained the sole general partner of the Simon Operating Partnership with 1% of the outstanding partnership units (958,429 units) and 49.5% interest in the capital of the Simon Operating Partnership, and SDG, LP became a special limited partner in the Simon Operating Partnership with 49.5% (47,442,212 units) of the outstanding partnership units in the Simon Operating Partnership and an additional 49.5% interest in the profits of the Simon Operating Partnership. As a result of the Merger, the Simon Operating Partnership became a subsidiary of SDG, LP, with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flows allocable to the Company's 1% profit interest in SPG, LP will be absorbed by public Company costs and related expenses incurred by the Company. The accompanying financial statements reflect the operation of the Simon Operating Partnership on a stand alone basis.

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by the Simon Operating Partnership. However, there can be no assurance that such reorganizational transactions will be so affected.

     In connection with the Merger, the Management Company purchased from The Edward J. DeBartolo Corporation all of the voting stock (665 shares of common stock) of DeBartolo Properties Management, Inc., a DRC management company, for $2.5 million in cash. SDG, LP continues to hold substantially all of the economic interest in DeBartolo Properties Management, Inc. SDG holds substantially all of the economic interest in M.S. Management Associates, Inc., while the voting stock are held by the Simons and their affiliates. The Simon Operating Partnership accounts for its interest in the Management Company utilizing the equity method.

NOTE 3 -- RECLASSIFICATIONS

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1996 presentation.

NOTE 4 -- CASH FLOW INFORMATION

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1996 was $114,121, as compared to $106,734 for the same period in 1995. Accrued and unpaid distributions as of September 30, 1996 and December 31, 1995 were $2,031, and $48,594, respectively, which includes accrued and unpaid distributions on the units of partnership interest entitled to preferential distribution of cash ("Preferred Units") of $2,031, and $1,490, respectively.

NOTE 5 -- PER UNIT DATA

     Per unit data is based on the weighted average number of units of partnership interest of the Simon Operating Partnership ("Units") outstanding during the period. As used herein, the term Units does not include Preferred Units. The weighted average number of Units used in the computation for the three months ended September 30, 1996 and 1995 was 95,842,853 and 95,196,569, respectively. The weighted average number of Units used in the computation for the nine months ended September 30, 1996 and 1995 was 95,783,720 and 91,663,449, respectively. Additionally, Preferred Units may be converted into common stock of the Company beginning

                           SIMON PROPERTY GROUP, L.P.

                             (DOLLARS IN THOUSANDS)

in October of 1997 at an initial conversion ratio equal to 0.9524. The Preferred Units have not been included in the computations of per Unit data, as they do not have a dilutive effect.

NOTE 6 -- ACQUISITION

     Prior to April 11, 1996, the Simon Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Simon Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44,000 cash and the assumption of the joint venture partner's share of existing debt ($57,000). The purchase price in excess of the net assets acquired of $49,015 was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

                           SIMON PROPERTY GROUP, L.P.

                             (DOLLARS IN THOUSANDS)

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED ENTITIES

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Simon Operating Partnership's investment in and share of income (loss) from such partnerships and joint ventures follow:

                                                                     PARTNERSHIPS AND JOINT
                                                                            VENTURES
                                                                 ------------------------------
                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
    BALANCE SHEETS
    ASSETS:
      Investment properties at cost, net.......................   $ 1,232,388       $1,156,066
      Cash and cash equivalents................................        36,729           52,624
      Tenant receivables.......................................        35,978           35,306
      Other assets.............................................        31,650           32,626
                                                                   ----------       ----------
              Total assets.....................................   $ 1,336,745       $1,276,622
                                                                   ==========       ==========
    LIABILITIES AND PARTNERS' EQUITY:
      Mortgage and other notes payable.........................   $   540,606       $  410,652
      Accounts payable, accrued expenses and other
         liabilities...........................................        97,056          127,322
                                                                   ----------       ----------
         Total liabilities.....................................       637,662          537,974
         Partners' equity......................................       699,083          738,648
                                                                   ----------       ----------
              Total liabilities and partners' equity...........   $ 1,336,745       $1,276,622
                                                                   ==========       ==========
    THE SIMON OPERATING PARTNERSHIP'S SHARE OF:
              Total assets.....................................   $   304,383       $  290,802
                                                                   ==========       ==========
    Partners' equity:
      Investment in partnerships and joint ventures, at
         equity................................................       136,099       $  113,676
      Cash distributions and losses in partnerships and joint
         ventures, at equity...................................       (16,796)         (54,120)
                                                                   ----------       ----------
                                                                  $   119,303       $   59,556
                                                                   ==========       ==========

                           SIMON PROPERTY GROUP, L.P.

                             (DOLLARS IN THOUSANDS)

                                                               PARTNERSHIPS AND JOINT VENTURES
                                                            -------------------------------------
                                                              FOR THE THREE       FOR THE NINE
                                                                 MONTHS              MONTHS
                                                             ENDED SEPTEMBER     ENDED SEPTEMBER
                                                                   30,                 30,
                                                            -----------------   -----------------
STATEMENTS OF OPERATIONS                                     1996      1995      1996      1995
                                                            -------   -------   -------   -------
REVENUE:
  Minimum rent..........................................    $25,742   $19,755   $79,781   $57,606
  Overage rent..........................................      1,064       548     2,753     1,678
  Tenant reimbursements.................................     12,569    10,002    40,082    28,651
  Other income..........................................      1,170     1,757     7,328    11,064
                                                             ------    ------    ------    ------
     Total revenue......................................     40,545    32,062   129,944    98,999
OPERATING EXPENSES:
  Operating expenses and other..........................     15,934    11,019    48,782    32,456
  Depreciation and amortization.........................      9,852     5,310    30,438    15,961
                                                             ------    ------    ------    ------
     Total operating expenses...........................     25,786    16,329    79,220    48,417
                                                             ------    ------    ------    ------
OPERATING INCOME........................................     14,759    15,733    50,724    50,582
INTEREST EXPENSE........................................      8,184     6,648    22,318    21,282
INCOME BEFORE EXTRAORDINARY ITEMS.......................      6,575     9,085    28,406    29,300
EXTRAORDINARY ITEMS.....................................         --        (9)       --        (9)
                                                             ------    ------    ------    ------
NET INCOME..............................................      6,575     9,076    28,406    29,291
THIRD PARTY INVESTORS' SHARE OF NET INCOME..............      6,615     8,254    25,313    26,060
                                                             ------    ------    ------    ------
SIMON OPERATING PARTNERSHIP'S SHARE OF NET INCOME.......    $   (40)  $   822   $ 3,093   $ 3,231
                                                             ======    ======    ======    ======

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

                           SIMON PROPERTY GROUP, L.P.

                             (DOLLARS IN THOUSANDS)

     Summary financial information of the Management Company accounted for using the equity method of accounting and a summary of the Simon Operating Partnership's investment in and share of income from the Management Company follow:

                                                                       MANAGEMENT COMPANY
                                                                  ----------------------------
                                                                  SEPTEMBER 30,   DECEMBER 31,
BALANCE SHEETS                                                        1996            1995
                                                                  -------------   ------------
     ASSETS:
       Current assets.........................................      $  62,874       $ 40,964
       Undeveloped land and mortgage notes....................         18,245         45,769
       Other assets...........................................         24,889         13,813
                                                                     --------       --------
               Total assets...................................      $ 106,008       $100,546
                                                                     ========       ========
     LIABILITIES AND SHAREHOLDERS' DEFICIT:
       Current liabilities....................................      $  52,584       $ 18,435
       Notes payable and advances due to the Simon Operating
          Partnership at 11%, due 2008........................         71,028        102,522
                                                                     --------       --------
          Total liabilities...................................        123,612        120,957
          Shareholders' deficit...............................        (17,604)       (20,411)
                                                                     --------       --------
               Total liabilities and shareholders' deficit....      $ 106,008       $100,546
                                                                     ========       ========
     SIMON OPERATING PARTNERSHIP'S SHARE OF:
               Total assets...................................      $  94,639       $ 80,437
                                                                     ========       ========
               Shareholders' deficit..........................      $ (17,304)      $(20,612)
                                                                     ========       ========

                                                                  MANAGEMENT COMPANY
                                             -------------------------------------------------------------
                                              FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                             -----------------------------   -----------------------------
           STATEMENTS OF OPERATIONS              1996            1995            1996            1995
                                             -------------   -------------   -------------   -------------
     REVENUE:
       Management fees...................       $ 4,952         $ 4,158         $15,122         $15,113
       Development and leasing fees......         6,480           6,747          10,928          13,140
       Cost-sharing income and other.....         1,935           1,706           7,237           5,221
                                                -------         -------         -------         -------
          Total revenue..................        13,367          12,611          33,287          33,474
     EXPENSES:
       Operating expenses................         7,953          10,747          21,744          24,983
       Depreciation......................           693             579           1,947           1,679
       Interest..........................         1,539           1,999           4,690           5,691
                                                -------         -------         -------         -------
          Total expenses.................        10,185          13,325          28,381          32,353
                                                -------         -------         -------         -------
     NET INCOME (LOSS)...................         3,182            (714)          4,906           1,121

     Intercompany Profits................        (1,232)             --          (1,232)             --
                                                -------         -------         -------         -------
     Net Income (Loss) after
       Intercompany Eliminations.........         1,950            (714)          3,674           1,121

     PREFERRED DIVIDENDS.................           350             350           1,050           1,015
                                                -------         -------         -------         -------
     NET INCOME (LOSS) AVAILABLE FOR
       COMMON SHAREHOLDERS...............       $ 1,600         $(1,064)        $ 2,624         $   106
                                                =======         =======         =======         =======
     SIMON OPERATING PARTNERSHIP'S SHARE
       OF NET INCOME (LOSS)..............       $ 1,326         $  (994)        $ 2,177         $    (6)
                                                =======         =======         =======         =======

                           SIMON PROPERTY GROUP, L.P.

                             (DOLLARS IN THOUSANDS)

     The management, development and leasing activities related to the non-wholly owned and other third-party properties are conducted by the Management Company.

     The Simon Operating Partnership's share of allocated common costs were $7,524 and $5,685, respectively, for the three-month periods and $21,949 and $17,704, respectively, for the nine-month periods ended September 30, 1996 and 1995.

NOTE 8 -- DEBT

     On February 23, 1996, the Simon Operating Partnership borrowed the initial $100,000 tranche of a $184,000 two-tranche loan facility for the Forum Shops at Caesar's ("Forum") and retired the existing $89,701 mortgage debt for Forum. The initial funding bears interest at LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds of the initial $100,000 tranche are being used to provide funds for the approximately 250,000-square-foot phase II expansion of this property.

     On April 11, 1996, the Simon Operating Partnership borrowed an additional $115,000 on its then existing revolving credit facility. The funds were used primarily to acquire the remaining economic ownership interest in Ross Park Mall ($44,000), and to retire a portion ($54,000) of the existing debt on Ross Park Mall.

     On June 28, 1996, the Simon Operating Partnership obtained an additional $200,000 unsecured, revolving credit facility. The facility bore interest at LIBOR plus 132.5 basis points. Terms for the facility were identical to those of the Simon Operating Partnership's former $400,000 facility.

     On September 10, 1996, the Simon Operating Partnership loaned $112 million to SDG, LP to retire the DeBartolo secured line of credit. The DRC line bore interest at LIBOR plus 175 basis points.

     On September 27, 1996, the Company completed a $200,000 public offering (the "Preferred Offering") of 8,000,000 shares of 8 3/4% Series B Cumulative Redeemable Preferred Stock, generating net proceeds of approximately $193,000. The Company contributed the proceeds of such offering to SDG, LP in exchange for preferred units in the Operating Partnership, SDG, LP used the net proceeds to repay $142.8 million of outstanding indebtedness, $12.5 million to acquire additional ownership interest in North East Mall and loaned $34.4 million to the Simon Operating Partnership which used the proceeds to reduce amounts outstanding under its former unsecured credit facilities.

     On September 27, 1996, the Operating Partnership obtained a $750,000, unsecured, three-year credit facility (the "Credit Facility"), which will initially bear interest at LIBOR plus 90 basis points. The Operating Partnership borrowed $323 million under this Facility and loaned the proceeds to the Simon Operating Partnership to retire the outstanding borrowings under its two former unsecured credit facilities, which bore interest at LIBOR plus 132.5 basis points.

     During the first nine months of 1996, the Simon Operating Partnership drew an additional $33,246 on its construction loan for Cottonwood Mall in Albuquerque, New Mexico. As of September 30, 1996, a total of $55,645 was outstanding on the loan.

     On September 6, 1996, SDG, LP filed a shelf registration statement with the Securities and Exchange Commission to provide for the offering, from time to time, of up to $750,000 aggregate principal amount of unsecured debt securities of the Operating Partnership. The Operating Partnership is currently preparing to offer an aggregate of $200,000 in unsecured debt securities for sale to the public. The proceeds of which will be used primarily to retire mortgage indebtedness and to paydown the unsecured, revolving credit facility. The Simon Operating Partnership will guarantee the due and punctual payment of the principal of, premium, if any, interest on, and any other amounts payable with respect to the unsecured debt securities. In December 1995, a shelf registration statement for $500,000 of non-convertible investment grade debt securities of SPG,LP became effective. As of September 30, 1996, no securities have been issued from this registration statement.

                           SIMON PROPERTY GROUP, L.P.

                             (DOLLARS IN THOUSANDS)

     At September 30, 1996, the Simon Operating Partnership had consolidated debt of $2,136,651, of which $1,286,966 was fixed-rate debt and $849,685 was variable-rate debt. As of September 30, 1996 and December 31, 1995, the Simon Operating Partnership had interest-rate protection agreements related to $488,958 and $551,196 of variable-rate debt, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $415 and $693 for the three months ended September 30, 1996 and 1995, respectively, and $1,227 and $2,617 for the nine months ended September 30, 1996 and 1995, respectively. The Simon Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture properties as of September 30, 1996 and December 31, 1995 was $186,823 and $167,644, respectively.

NOTE 9 -- PARTNERS' EQUITY

     In connection with the Merger, the general and limited partners of the Simon Operating Partnership, contributed 49.5% (47,442,212 units) of the total outstanding units of partnership interest in the Simon Operating Partnership, to the operating partnership of SDG, L.P. -- the Special Limited Partner in exchange for 47,442,212 units of partnership interest in SDG, LP. The Company retained a 50.5% partnership interest (48,400,614 units) in the Simon Operating Partnership, but assigned its rights to receive distributions of profits on 49.5% (47,442,212 units) of the outstanding units of partnership interest in the Simon Operating Partnership, to SDG, LP.

     The following table summarizes the change in the Simon Operating Partnership's partners' equity since December 31, 1995.

                                  SPECIAL LIMITED                     GENERAL PARTNER
                                 PARTNERS' INTEREST    ---------------------------------------------
                                --------------------   PREFERRED
                                  UNITS      AMOUNTS     UNITS     AMOUNTS      UNITS       AMOUNTS
                                ----------   -------   ---------   -------   -----------   ---------
Balance at December 31, 1995..          --        --   4,000,000   $99,923    58,360,195   $(686,362)
Stock Incentive Program.......          --        --          --        --       200,030       4,751
Amortization of stock
  incentive...................          --        --          --        --            --          --
Adjustment to eliminate
  limited partners' equity
  interest at redemption
  value.......................          --        --          --        --                   822,072
Adjustment to allocate net
  equity of the Operating
  Partnership.................  94,884,424   167,304          --        --   (57,601,796)   (103,175)
Other.........................          --        --          --        --            --         (62)
Distributions.................          --        --          --    (6,094)           --     (66,554)
Net Income....................          --    10,406          --     6,094            --      31,125
                                ----------   -------   ---------  --------   -----------   ---------
Balance at September 30, 1996.  94,884,424   177,710   4,000,000   $99,923       958,429   $   1,795
                                ==========   =======   =========   =======   ===========   =========

                                                       UNAMORTIZED                  LIMITED PARTNERS
                                                       RESTRICTED                ----------------------
                                                       STOCK AWARD    TOTAL         UNITS      AMOUNTS
                                                       -----------   --------    -----------   --------
Balance at December 31, 1995..                         $(2,687)     $(589,126)     37,282,628   $908,764
Stock Incentive Program.......                          (4,751)           --             --         --
Amortization of stock
  incentive...................                           1,563          1,563            --         --
Adjustment to eliminae
  limited partners' euity
  interest at redemption
  value.......................                              --        822,072            --     (822,072)
Adjustment to allocate net
  equity of the Operating
  Partnership.................                              --         64,129     (37,282,628)   (64,129)
Other.........................                              --            (62)           --         --
Distributions.................                              --        (72,648)           --      (42,372)
Net Income....................                              --         47,625            --       19,809
                                                        -------      ---------    -----------   --------
Balance at September 30, 1996.                         $(5,875)     $273,553            --     $    --
                                                        =======      =========    ===========   ========

     Because the Simon Operating Partnership did not control whether cash would be used to settle the limited partners' exchange rights, the limited partners' interests in the Simon Operating Partnership should have not been included in partners' equity. Accordingly, the accompanying consolidated condensed balance sheet at December 31, 1995 has been retroactively reclassified to reflect the limited partners' interest in the Simon Operating Partnership, measured at redemption value. This reclassification results in a transfer from partners' equity of $908,764 as of December 31, 1995.

     In connection with the merger of the Company and DRC which was completed August 9, 1996, the Simon Operating Partnership agreement was amended eliminating the exchange rights provision. As a result of the elimination of the exchange right provision in connection with the Merger transaction, effective August 9, 1996, the limited partners' interests in the Simon Operating Partnership have been appropriately included in partners' equity.

                           SIMON PROPERTY GROUP, L.P.

                             (DOLLARS IN THOUSANDS)

STOCK INCENTIVE PROGRAM

     On March 22, 1995, an aggregate of 1,000,000 shares of restricted stock was awarded to 50 executives, subject to the performance standards and other terms of the Stock Incentive Program. On March 22, 1995 and 1996 the board of directors of the Company approved the issuances of 144,196 and 200,030 shares of common stock of the Company, respectively, to the eligible executives. The value of these shares is being amortized pro-rata over the respective four-year vesting period. Approximately $1,042 and $525 have been amortized for the nine-month periods ended September 30, 1996 and 1995, respectively.

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


GENERAL BACKGROUND

     Simon Property Group L.P. ("SPG, LP" or the "Simon Operating Partnership") was formed in connection with the initial public offering of Simon Property Group, Inc. As a result of the merger between a subsidiary of Simon Property Group, Inc. and DeBartolo Realty Corp. ("DRC"), Simon Property Group, L.P. became a subsidiary of Simon DeBartolo Group, L.P. ("SDG, LP"). The accompanying financial statements reflect the operations of Simon Property Group, L.P. on a stand alone basis.


RESULTS OF OPERATIONS

     Three property ownership changes (the "Property Transactions") affect the comparison of the three-month periods. Effective July 31, 1995, the Simon Operating Partnership acquired the remaining 50% interest in Crossroads Mall and subsequently began including Crossroads in the financial statements using the consolidated method of accounting. Effective September 25, 1995, the Simon Operating Partnership acquired the remaining 55% interest in East Towne Mall and subsequently began including East Towne in the financial statements using the consolidated method of accounting. And finally, on April 11, 1996, the Simon Operating Partnership acquired the remaining 50% economic interest in Ross Park Mall and subsequently began including Ross Park in the financial statements using the consolidated method of accounting.

  For the Three Months Ended September 30, 1996 vs. the Three Months Ended September 30, 1995

     Total revenue increased by $8.4 million or 6.1% for the three months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily the result of the Property Transactions ($9.1) million, an increase in minimum rent ($2.4 million), and a gain on the sale of a peripheral property ($2.6 million), partially offset by a decrease in tenant reimbursements ($4.6 million).

     Total operating expenses increased by $9.5 million, or 12.9%, for the three months ended September 30, 1996 as compared to the same period in 1995. This increase is primarily a result of the Property Transactions ($4.1 million) and an increase in depreciation and amortization ($5.0 million).

     Interest expense increased by $4.8 million, or 13.1% for the three months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily as a result of the Property Transactions ($3.7 million).

     Income from unconsolidated entities increased by $1.5 million for the three months ended September 30, 1996, as compared to the same period in 1995. This increase is the result of an increase in the Simon Operating Partnership's pro rata share of income from M.S. Management Associates, Inc. (together with its subsidiaries, "the Management Company") ($2.3 million), partially offset by a decrease in income allocated from the nonconsolidated joint venture properties ($0.8 million).

     Net income was $19.9 million for the three months ended September 30, 1996 as compared to $24.3 million for the same period in 1995, reflecting a decrease of $4.4 million, for the reasons discussed above.

  For the Nine Months Ended September 30, 1996 vs. the Nine Months Ended September 30, 1995

     Total revenue increased by $31.3 million or 7.9% for the nine months ended September 30, 1996, as compared to the same period in 1995. Of this increase, $25.1 million is a result of the Property Transactions. The remaining increase is primarily the result of increases in minimum rent ($5.3 million), lease settlement income ($2.1 million), and a gain on the sale of peripheral property ($2.6 million), partially offset by a decrease in tenant reimbursements ($5.9 million).

     Total operating expenses increased by $25.6 million, or 11.8%, for the nine months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily the result of the Property Transactions ($25.3) and an increase in depreciation and amortization ($10.2 million).

     The gain on sale of an asset in the nine months ended September 30, 1995 ($2.4 million) relates to the sale of a minority partnership interest in land previously held for development in Denver, Colorado.

     Interest expense increased by $8.2 million or 7.4% for the nine months ended September 30, 1996, as compared to the same period in 1995. This increase was primarily the result of the Property Transactions ($9.5 million), partially offset by interest savings resulting from debt payments made with proceeds obtained from the Company's secondary common stock offering in April 1995 and the sale of preferred stock in October 1995.

     Income from unconsolidated entities increased by $2.0 million for the nine months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily the result of an increase in the Simon Operating Partnership's pro rata share of income from the Management Company ($2.2 million).

     Simon Property Group, Inc.'s (the "Company") preferred unit requirement increased by $6.1 million as a result of $100 million in net proceeds received in connection with the Company's issuance of 8 1/8% Series A convertible preferred stock.

     Net income was $61.3 million for the nine months ended September 30, 1996, as compared to $69.8 million for the same period in 1995, reflecting a decrease of $8.5 million, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Simon Operating Partnership's balance of cash and cash equivalents was $44.6 million, not including its proportionate share of cash held by the joint venture properties and the Management Company. In addition to its cash reserves, the Simon Operating Partnership had unused capacity under its unsecured revolving credit facility totaling $427 million.

     In December 1995, a shelf registration statement for $500 million of non-convertible investment grade debt securities of SPG,LP became effective. As of September 30, 1996, no securities have been issued from this registration statement.

     On September 6, 1996, Simon DeBartolo Group, L.P. ("SDG, LP") filed a registration statement with the Securities and Exchange Commission to provide for the offering from time to time of up to $750 million aggregate principal amount of unsecured debt securities of SDG, LP. SDG, LP intends to offer, immediately upon effectiveness, an aggregate of $200 million in unsecured debt securities. The proceeds of which will be used primarily to retire mortgage indebtedness and to paydown the unsecured, revolving credit facility. SPG,LP will guarantee the due and punctual payment of the principal of, premium, if any, interest on, and any other amounts payable with respect to the unsecured debt securities.

     Acquisitions. On April 11, 1996, the Simon Operating Partnership drew an additional $115.0 million on its other existing revolving credit facility primarily to finance the acquisition of the remaining economic ownership interest in Ross Park Mall ($44 million) and to retire a portion of the property's debt ($54 million).

     Financing and Refinancing. On February 23, 1996, the Simon Operating Partnership borrowed the initial $100.0 million tranche of a $184.0 million two-tranche loan facility for The Forum Shops at Caesar's ("Forum") and retired the existing $89.7 million mortgage debt for Forum. The initial funding bears interest at LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds are being used to provide funds for the approximately 250,000-square-foot phase II expansion of this property.

     On June 28, 1996, the Simon Operating Partnership obtained an additional $200 million unsecured, revolving credit facility. The facility bore interest at LIBOR plus 132.5 basis points. Terms for the facility were identical to those of the Simon Operating Partnership's other $400 million credit facility.

     On September 10, 1996, the Simon Operating Partnership loaned $112 million to SDG, LP to retire the DeBartolo secured line of credit. The DeBartolo line bore interest at LIBOR plus 175 basis points.

     On September 27, 1996, the Company completed a $200 million public offering (the "Preferred Offering") of 8,000,000 shares of 8 3/4% Series B Cumulative Redeemable Preferred Stock, generating net proceeds of approximately $193 million. The Company contributed the proceeds of such offering to SDG LP in exchange for preferred units in the Operating Partnership. SDG LP used the net proceeds to repay $142.8 million of outstanding mortgage indebtedness and loaned $46.9 million to the Simon Operating Partnership which used the proceeds to reduce amounts outstanding under the unsecured credit facilities.

     On September 27, 1996, the Operating Partnership obtained a $750 million, unsecured, three-year credit facility (the "Credit Facility"), which initially bears interest at LIBOR plus 90 basis points, The Operating Partnership borrowed $323 million under this facility and loaned the proceeds to the Simon Operating

Partnership to retire the outstanding borrowing under two unsecured credit facilities, which bore interest at LIBOR plus 132.5 basis points.

     During the first nine months of 1996, the Simon Operating Partnership drew an additional $33.2 million on its construction loan for Cottonwood Mall in Albuquerque, New Mexico. As of September 30, 1996, a total of $55.6 million was outstanding on this construction loan.

     Development, Expansions and Renovations. The Simon Operating Partnership is involved in several development, expansion and renovation efforts.

     Groundbreaking has occurred on two new retail development projects. Grapevine Mills, a 1,450,000-square-foot retail development project in Fort Worth, Texas, broke ground on July 10, 1996, and is expected to open in November of 1997. A commitment has been obtained for a four-year $140 million construction loan with interest at LIBOR plus 165 basis points. The Simon Operating Partnership will have a $13.9 million equity commitment on this $188 million development project. The Simon Operating Partnership owns 37.5% of this joint venture development. Arizona Mills, a 1,225,000-square-foot retail development project in Tempe, Arizona, broke ground on August 1, 1996. This $183 million development opens in November of 1997. The Simon Operating Partnership has a $11.2 million equity investment and a 25% ownership interest in this joint venture development.

     The Simon Operating Partnership is completing demolition of the existing Bakery Centre in South Miami, Florida, in preparation for the $130 million development of The Shops at Sunset Place. Pre-development efforts continue for this 75%-owned 500,000-square-foot retail and entertainment center.

     Cottonwood Mall opened on July 31, 1996, in Albuquerque, New Mexico. This one million-square-foot regional mall is wholly-owned by the Simon Operating Partnership. Cottonwood Mall is anchored by Dillard's, Foley's, JCPenney, Mervyn's and Montgomery Ward, and a 76,000-square foot United Artists STARPORT entertainment complex, which is scheduled to open by the end of 1996.

     Construction also continues on the following projects:

        - A 250,000-square-foot phase II expansion of Forum, in which the Simon Operating Partnership has a 55% ownership interest, is scheduled to open in the fall of 1997. The $90 million costs of the Forum project are being funded with a portion of a $184 million two-tranche financing facility which closed February 23, 1996.

        - Ontario Mills, a 1.4 million-square-foot value-oriented regional mall in Ontario, California, in which the Simon Operating Partnership has a 25% ownership interest, is scheduled to open in November of 1996. A $110 million construction loan on this project has been obtained on this approximately $168 million partnership venture with The Mills Corporation. The Simon Operating Partnership funded its $15.0 million equity commitment for this project in July 1996.

        - The Source, a 730,000-square-foot retail development project in Westbury (Long Island), New York, is expected to open in August of 1997. This new $151 million development will adjoin an existing Fortunoff store. The Simon Operating Partnership has a total equity requirement of $31.1 million for this project. Construction Financing of $120 million closed on this property in July of 1996. The loan carries interest at LIBOR plus 170 basis points and matures on July 16, 1999. The Simon Operating Partnership has made a $21.7 million equity investment in this 50%-owned joint venture development through September 30, 1993.

        - The Tower Shops in Las Vegas, Nevada, is an approximately $25 million, 89,000-square-foot retail development project in which the Simon Operating Partnership owns a 50% interest. This retail development is scheduled to open late in the fall of 1996. The Simon Operating Partnership contributed its $3.2 million equity commitment in April of 1996.

     Management is also considering renovation and expansion projects at various other properties. It is anticipated that these projects will be financed principally with external borrowings, existing corporate credit facilities and cash flows from operations.

     Debt. At September 30, 1996, the Simon Operating Partnership had consolidated debt of $2,136.6 million, of which $1,287.0 million is fixed-rate debt and $849.6 million is variable-rate debt. As of September 30, 1996 and 1995, the Simon Operating Partnership had interest-rate protection agreements relating to $488,958 and $551,196 of variable-rate debt, respectively. The agreements are generally in effect until the related variable-rate debt matures.

     The Simon Operating Partnership's ratio of consolidated debt-to-market capitalization was approximately 46.8% at September 30, 1996.

     Distributions. The Simon Operating Partnership declared a distribution of $0.4925 per Unit for the first three quarters of 1996. In addition, a special distribution of $0.1515 per unit was declared on August 9, 1996 to align the time periods of distributions for the Company and DeBartolo Realty Corporation under the definitive merger agreement. Future distributions will be determined based on actual results of operations and cash available for distribution. Preferred distributions of $0.5078 per Preferred Unit were also declared per quarter during this period.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and distributions to holders of Preferred Units and Units.

     Management continues to actively review and evaluate property acquisition opportunities. Management believes that funds on hand and amounts available under the Operating Partnership's unsecured revolving credit facility, together with the ability to issue shares of common stock of the Company and/or Units, provide the means to finance certain acquisitions. No assurance can be given that the Simon Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any.

     Investing and Financing Activities. Cash used in investing activities for the nine months ended September 30, 1996 was $114.7 million. Cash used in investing activities included approximately $44 million for the acquisition of the remaining economic ownership interest in Ross Park Mall, tenant allowances, capital expenditures and development related costs of $94.0 million including $31.3 million, $11.7 million and $4.3 million at Cottonwood Mall, Forum, and The Shops at Sunset Place, respectively; and advances to unconsolidated joint ventures totaling approximately $51.9 million, including $18.9 million, $15.0 million, $5.7 million and $3.2 million in equity contributions made to The Source, Ontario Mills, Arizona Mills and The Tower Shops, respectively, to fund development activity. Cash received from unconsolidated entities of $34.5 million included a $30.9 million return of equity from Smith Haven Mall, a note repayment was received from M.S. Management Associates, Inc., ($38.6 million). Cash used in investing activities for the nine months ended September 30, 1995 included $61.5 million for tenant allowances, capital expenditures and development related costs, a $14.6 million equity investment in Rolling Oaks Mall and $3.1 million for the acquisition of a joint venture interest in a parcel of land to be held for development in Little Rock, Arkansas, partially offset by $2.6 million of net proceeds from the sale of a joint venture interest in land held for development, distributions from unconsolidated entities ($4.3 million) and cash of $3.4 million included in the acquisition of interest in White Oaks Mall.

     Cash used in financing activities for the nine months ended September 30, 1996 was $13.0 million less than the nine months ended September 30, 1995. The decrease in cash used in 1996 as compared to 1995 was primarily the result of an increase in net mortgage borrowings of $109.8 million and an advance from SDG, LP ($77.2 million), partially offset by an increase of $30.9 million in distributions to Unitholders (including $5.5 million paid to the holder of the Preferred Units representing distributions from October 27, 1995 to September 30, 1996) and proceeds from sales of common stock in 1995 of $142.1 million.

EBITDA-EARNINGS FROM OPERATING RESULTS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

     Management believes that there are several important factors that contribute to the ability of the Simon Operating Partnership to increase rent and improve profitability of its shopping centers, including aggregate tenant sales volume, sales per square foot, occupancy levels and tenant costs. Each of these factors has a significant effect on EBITDA. Management believes that EBITDA is an effective measure of shopping center operating performance because:
(i) it is industry practice to evaluate real estate properties based on operating income before interest, taxes, depreciation and amortization, which is generally equivalent to EBITDA; and (ii) EBITDA is unaffected by the debt and equity structure of the property owner. EBITDA: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Simon Operating Partnership's operating performance; (iii) is not indicative of cash flows from operating, investing and financing activities; and (iv) is not an alternative to cash flows as a measure of the Simon Operating Partnership's liquidity.

     Total EBITDA for the portfolio properties increased from $315.3 million for the nine months ended September 30, 1995 to $346.2 million for the same period in 1996, representing a growth rate of 9.8%. This increase is primarily attributable to the malls opened or acquired during 1995 and 1996. During this period, operating profit margin decreased from 63.1% to 61.9%.

FFO-FUNDS FROM OPERATIONS

     FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means the combined net income of the Simon Operating Partnership and its subsidiaries without giving effect to depreciation and amortization, gains or losses from extraordinary items, gains or losses on sales of real estate, gains or losses on investments in marketable securities and any provision/benefit for income taxes for such period, plus the allocable portion, based on the Simon Operating Partnership's ownership interest, of funds from operations of unconsolidated joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. Management believes that FFO is an important and widely used measure of the operating performance of REITs which provides a relevant basis for comparison among REITs. FFO is presented to assist investors in analyzing the performance of the Operating Partnership. FFO: (i) does not represent cash flow from operations as defined by generally accepted accounting principles; (ii) should not be considered as an alternative to net income as a measure of the Simon Operating Partnership's operating performance or to cash flows from operating, investing and financing activities; and (iii) is not an alternative to cash flows as a measure of the Simon Operating Partnership's liquidity. In March, 1995, NAREIT modified its definition of FFO. The modified definition provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The modified definition was adopted by the Simon Operating Partnership beginning in 1996. Additionally, the prior year FFO is being restated to reflect the new definition in order to make the amounts comparative. Under the previous definition, FFO for the three months and nine months ended September 30, 1995, would have been $52.3 million and $145.4 million, respectively.

     The following summarizes FFO and reconciles net income to FFO for the periods presented:

                                                              FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                     ENDED                    ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                              --------------------    ----------------------
                                                                1996        1995        1996         1995
                                                              --------    --------    ---------    ---------
(In thousands)
FFO.........................................................  $ 48,977    $ 49,492    $ 148,189    $ 137,287
                                                              ========    ========    =========    =========
Reconciliation:
Net Income..................................................  $ 19,899    $ 24,310    $  67,434    $  69,797
Plus:
Extraordinary items -- Losses on extinguishments of debt....     2,424       2,636        2,689        2,884
  Depreciation and amortization from consolidated               26,469      21,894       77,507       64,855
    properties..............................................
  The Simon Operating Partnership's share of depreciation        2,783       1,329        8,733        4,340
    and amortization from unconsolidated affiliates.........
Less:
  Gain on sale of asset.....................................      (88)         N/A         (88)      (2,350)
  Minority interest portion of depreciation and                  (478)       (677)      (1,992)      (2,239)
    amortization............................................
Preferred distributions.....................................   (2,032)          --      (6,094)           --
                                                              --------    --------    ---------    ---------
FFO.........................................................  $ 48,977    $ 49,492    $ 148,189    $ 137,287
                                                              ========    ========    =========    =========

PORTFOLIO DATA

     Aggregate Tenant Sales Volume. For the nine months ended September 30, 1995 compared to the same period in 1996, total reported retail sales for mall and freestanding stores at the regional malls and all stores at the community shopping centers for GLA owned by the Simon Operating Partnership ("Owned GLA") increased 8.2% from $3,010 million to $3,256 million. Retail sales at Owned GLA affect revenue and profitability levels because they determine the amount of minimum rent that can be charged, the percentage rent realized, and the recoverable expenses (common area maintenance, real estate taxes, etc.) the tenants can afford to pay.

     Occupancy Levels. Occupancy levels for regional malls increased from 85.2% at September 30, 1995 to 85.6% at September 30, 1996. Occupancy levels for community shopping centers decreased from 94.8% at September 30, 1995 to 93.1% at September 30, 1996. These decreases are the result of store closings by several retailers which filed bankruptcy in 1995 and the de-leasing efforts at two malls in anticipation of de-malling these properties. Total GLA has increased 3.7 million square feet from September 30, 1995 to September 30, 1996, primarily as a result of the 1995 opening of three new regional malls, the acquisition of Smith Haven Mall and the opening of Cottonwood Mall.

     Average Base Rents. Average base rents per square foot of mall and freestanding stores at regional mall Owned GLA increased 6.3%, from $18.51 to $19.68 as of September 30, 1996 as compared to September 30, 1995. In community shopping centers, average base rents per square foot of Owned GLA increased 3.3%, from $7.25 to $7.49 during this same period.

INFLATION

     Inflation has remained relatively low during the past three years and has had a minimal impact on the operating performance of the portfolio properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Simon Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Simon Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Simon Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

     However, inflation may have a negative impact on some of the Simon Operating Partnership's other operating items. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

OTHER

     The shopping center industry is seasonal in nature, particularly in the fourth quarter during the holiday season, when tenant occupancy and retail sales are typically at their highest levels. In addition, shopping malls achieve most of their temporary tenant rents during the holiday season. As a result of the above, earnings are generally highest in the fourth quarter of each year.

     Management recognizes the retail industry is cyclical in nature and some tenants continue to experience difficulties, which is reflected in sales trends and in the bankruptcies and continued restructuring of several prominent retail organizations. Continuation of these trends could impact future earnings performance.

PART II - OTHER INFORMATION

        Item 1:  Legal Proceedings

        Neither the Registrant nor any of the portfolio properties is currently a party to any material pending legal proceedings nor, to management's knowledge, is any material legal proceeding currently contemplated by governmental authorities against the Registrant or the portfolio properties. The entities that own portfolio properties are parties to a variety of routine litigation arising in the ordinary course of business. Most of such proceedings are covered by liability insurance. All of such proceedings, taken together, are not expected to have a material adverse effect on the Registrant's operating financial results.

        Item 6:  Exhibits and Reports on Form 8-K

                 (a)  Exhibits - None.

                 (b) Reports on Form 8-K - One form 8-K was filed during the current period on August 26, 1996, and as further amended on August 28 and October 21, 1996. Under Item 2 - Acquisition or Disposition of Assets, the Registrant reported the Merger, which occurred on August 9, 1996. Additionally, under Item 7, the Registrant presented the financial statements of DeBartolo Realty Partnership, LP, and pro forma financial information of the combined entities.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SIMON PROPERTY GROUP, L.P.
                                      By: SIMON DeBARTOLO GROUP, INC.
                                          General Partner


Date: November 11, 1996               /s/ James M. Barkley
                                      ---------------------------------
                                      James M. Barkley,
                                      Secretary/General Counsel


Date: November 11, 1996               /s/ Dennis Cavanagh
                                      ----------------------------------
                                      Dennis Cavanagh
                                      Principal Financial and Accounting Officer