Form 10-K/A
period 1995-12-31
SIMON PROPERTY GROUP LP
filed 1996-11-20
CIK 1003023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A


                               (AMENDMENT NO. 2)

                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]



       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR



[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
       OF 1934 [NO FEE REQUIRED]



       FOR THE TRANSITION PERIOD FROM  _________ TO  _________



                        COMMISSION FILE NUMBER 33-98364


                           SIMON PROPERTY GROUP, L.P.


             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                        DELAWARE                                35-1903854
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)
          115 WEST WASHINGTON STREET                              46204
               INDIANAPOLIS, INDIANA                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (317) 636-1600



        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X    NO  _____



INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ].



                      DOCUMENTS INCORPORATED BY REFERENCE



NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Simon Property Group, L.P. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on April 1, 1996, and first amended on April 27, 1996. This amendment restates the Consolidated Balance Sheets and Consolidated Statements of Changes in Partners' Equity to properly reflect the limited partners' equity interest in the Registrant.



                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            SIMON PROPERTY GROUP, L.P.



                                            By: SIMON DeBARTOLTO GROUP, INC.,


                                              General Partner



                                            By /s/  JAMES M. BARKLEY


                                             James M. Barkley


                                             Secretary/General Counsel



November 18, 1996

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K



                                                                                     PAGE NO.
                                                                                     --------
(a)         (1) Financial Statements
            Report of Independent Public Accountants...............................      4
            Simon Property Group, L.P. Consolidated Balance Sheets as of December
            31, 1995 and 1994......................................................      5
            Simon Property Group, L.P. Consolidated Statements of Operations for
            the years ended December 31, 1995 and 1994, and for the period from inception of operations (December 20, 1993) to December 31, 1993 and
            Simon Property Group (the Predecessor) Combined Statement of Operations
            for the period from January 1, 1993 to December 19, 1993...............      6
            Simon Property Group, L.P. Consolidated Statements of Changes in
            Partners' Equity for the years ended December 31, 1995 and 1994, and for the period from inception of operations (December 20, 1993) to
            December 31, 1993 and Simon Property Group (the Predecessor) Combined
            Statements Owners' Deficit for the period from January 1, 1993 to
            December 19, 1993......................................................      7
            Simon Property Group, L.P. Consolidated Statements of Cash Flows for
            the years ended December 31, 1995 and 1994, and for the period from inception of operations (December 20, 1993) to December 31, 1993 and
            Simon Property Group (the Predecessor) Combined Statement of Cash Flows
            for the period from January 1, 1993 to December 19, 1993...............      8
            Notes to Financial Statements..........................................      9
            (2) Financial Statement Schedules
            Report of Independent Public Accountants...............................     34
            Schedule III--Schedule of Real Estate and Accumulated Depreciation.....     35
            Notes to Schedule III..................................................     39
            (3) Exhibits
            The Exhibit Index attached hereto is hereby incorporated by reference
            to this Item...........................................................     40
(b)         Reports on Form 8-K
            None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Simon Property Group, Inc.:

We have audited the accompanying consolidated balance sheets of SIMON PROPERTY GROUP, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years ended December 31, 1995 and 1994, and for the period from inception of operations (December 20, 1993) to December 31, 1993 and the combined statements of operations, owners' deficit and cash flows of SIMON PROPERTY GROUP (the Predecessor) for the period from January 1, 1993 to December 19, 1993. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994, and for the period from inception of operations (December 20, 1993) to December 31, 1993, and the combined results of operations and cash flows of the Predecessor for the period from January 1, 1993 to December 19, 1993, in conformity with generally accepted accounting principles.


As explained in Note 12 to the financial statements, Simon Property Group, L.P. has given retroactive effect to reclassify the limited partners' interest in Simon Property Group, L.P.


                                          ARTHUR ANDERSEN LLP

Indianapolis, Indiana

November 13, 1996

                                 BALANCE SHEETS



                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED



                             (DOLLARS IN THOUSANDS)



                                                                              DECEMBER 31,
                                                                        ------------------------
                                                                           1995         1994
                                                                        -----------  -----------
ASSETS:
  Investment properties, at cost....................................     $2,162,161   $1,900,027
  Less -- accumulated depreciation..................................        152,817       70,916
                                                                         ----------   ----------
                                                                          2,009,344    1,829,111
  Cash and cash equivalents.........................................         62,721      105,139
  Tenant receivables and accrued revenue, net.......................        144,400      146,555
  Notes receivable and advances due from Management Company.........        102,522       75,405
  Investment in partnerships and joint ventures, at equity..........        117,332       39,632
  Deferred costs, net...............................................         81,398       85,878
  Other assets......................................................         30,985       27,174
  Minority interest.................................................          7,734        7,966
                                                                         ----------   ----------
          Total assets..............................................     $2,556,436   $2,316,860
                                                                         ==========   ==========
LIABILITIES AND PARTNERS' EQUITY:
LIABILITIES:
  Mortgages and other notes payable.................................     $1,980,759   $1,938,091
  Accounts payable and accrued expenses.............................        113,131      102,750
  Accrued distributions.............................................         48,594       40,807
  Cash distributions and losses in partnerships and joint ventures,
     at equity......................................................         54,120       96,696
  Investment in Management Company..................................         20,612       16,875
  Other liabilities.................................................         19,582       19,948
                                                                         ----------   ----------
     Total liabilities..............................................      2,236,798    2,215,167
                                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 15 )
LIMITED PARTNERS' EQUITY INTEREST, 37,282,628 and 37,497,150 units
  outstanding, respectively, at redemption value (Note 12)..........        908,764      909,306
                                                                         ----------   ----------
PARTNERS' EQUITY:
  Preferred units, 4,000,000 authorized, issued and outstanding.....         99,923           --
  General Partner, 58,360,195 and 48,412,445 units outstanding,
     respectively...................................................        135,710       57,307
  Adjustment to reflect Limited Partners' equity interest at
     redemption value (Note 12).....................................      (822,072)    (864,920)
  Unamortized restricted stock award................................        (2,687)           --
                                                                         ----------   ----------
     Total partners' equity (deficit)...............................      (589,126)    (807,613)
                                                                         ----------   ----------
          Total liabilities, limited partners' equity interest and
            partners' equity (deficit)..............................     $2,556,436   $2,316,860
                                                                         ==========   ==========


        The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS



                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED


                         SIMON PROPERTY GROUP COMBINED



                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)



                                                                          SIMON PROPERTY                      SIMON
                                                                            GROUP, L.P.                     PROPERTY
                                                              ---------------------------------------         GROUP
                                                                                                        -----------------
                                                                 FOR THE YEAR        FOR THE PERIOD      FOR THE PERIOD
                                                              ENDED DECEMBER 31,    FROM DECEMBER 20,    FROM JANUARY 1,
                                                              -------------------        1993 TO             1993 TO
                                                                1995       1994     DECEMBER 31, 1993   DECEMBER 19, 1993
                                                              --------   --------   -----------------   -----------------
REVENUE:
  Minimum rent............................................    $307,849   $255,721       $   9,041           $ 218,492
  Overage rent............................................      23,278     25,463             638              19,442
  Tenant reimbursements...................................     191,535    162,706           4,800             145,484
  Other income............................................      30,995     29,786           3,945              22,451
                                                              --------   --------        --------            --------
    Total revenue.........................................     553,657    473,676          18,424             405,869
                                                              --------   --------        --------            --------
EXPENSES:
  Property operating......................................     102,624     91,792           1,781              96,682
  Depreciation and amortization...........................      92,739     75,945           2,051              60,243
  Real estate taxes.......................................      53,766     44,403           1,335              39,333
  Repairs and maintenance.................................      27,633     23,430             447              20,722
  Advertising and promotion...............................      13,519     12,633             336               9,868
  Provision for credit losses.............................       2,939      4,238              --               3,741
  Other...................................................       9,301      6,937             196               5,455
                                                              --------   --------        --------            --------
    Total operating expenses..............................     302,521    259,378           6,146             236,044
                                                              --------   --------        --------            --------
OPERATING INCOME..........................................     251,136    214,298          12,278             169,825
INTEREST EXPENSE..........................................     150,224    122,980           3,548             156,909
NON-RECURRING INTEREST EXPENSE............................          --     27,184              --                  --
                                                              --------   --------        --------            --------
INCOME BEFORE MINORITY INTEREST...........................     100,912     64,134           8,730              12,916
MINORITY INTEREST.........................................      (2,681)    (3,759)            (58)             (3,558)
GAIN ON SALE OF ASSETS, NET...............................       1,871         --              --                  --
                                                              --------   --------        --------            --------
INCOME BEFORE UNCONSOLIDATED ENTITIES.....................     100,102     60,375           8,672               9,358
INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES................       1,403        (67)             35              (2,446)
                                                              --------   --------        --------            --------
INCOME BEFORE EXTRAORDINARY ITEMS.........................     101,505     60,308           8,707               6,912
EXTRAORDINARY ITEMS.......................................      (3,285)   (17,980)        (30,481)             26,189
                                                              --------   --------        --------            --------
NET INCOME (LOSS).........................................      98,220     42,328         (21,774)             33,101
PREFERRED UNIT REQUIREMENT................................       1,490         --              --                  --
                                                              --------   --------        --------            --------
NET INCOME (LOSS) AVAILABLE TO UNITHOLDERS................    $ 96,730   $ 42,328       $ (21,774)          $  33,101
                                                              ========   ========        ========            ========
NET INCOME (LOSS) AVAILABLE TO UNITHOLDERS ATTRIBUTABLE
  TO:
  General Partner.........................................    $ 57,781   $ 23,377       $ (11,366)
  Limited Partners........................................      38,949     18,951         (10,408)
                                                              --------   --------        --------
                                                              $ 96,730   $ 42,328       $ (21,774)
                                                              ========   ========        ========
EARNINGS PER UNIT:
    Income before extraordinary items.....................    $   1.08   $   0.71       $    0.11
    Extraordinary items...................................       (0.04)     (0.21)          (0.39)
                                                              --------   --------        --------
    Net income (loss).....................................    $   1.04   $   0.50       $   (0.28)
                                                              ========   ========        ========


        The accompanying notes are an integral part of these statements.

         STATEMENTS OF CHANGES IN PARTNERS' EQUITY AND OWNERS' DEFICIT


                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED
                         SIMON PROPERTY GROUP COMBINED


                             (DOLLARS IN THOUSANDS)


SIMON PROPERTY GROUP

Owners' deficit, December 31, 1992........................................................  $ (565,566)
Contributions.............................................................................      13,913
Distributions.............................................................................    (170,877)
Net income................................................................................      33,101
                                                                                             ---------
Owners' deficit, December 19, 1993........................................................  $ (689,429)
                                                                                             =========

--------------------------------------------------------------------------------


                                   PREFERRED UNITS         GENERAL PARTNER       UNAMORTIZED                  LIMITED PARTNER
                                 --------------------   ----------------------   RESTRICTED                ----------------------
                                   UNITS      AMOUNTS     UNITS       AMOUNTS    STOCK AWARD     TOTAL       UNITS       AMOUNTS
                                 ----------   -------   ----------   ---------   -----------   ---------   ----------   ---------
SIMON PROPERTY GROUP, L.P.
Balance at inception...........          --   $   --            --   $      --     $    --     $      --           --   $      --
Limited Partners'
  contributions................          --       --            --          --          --            --   37,497,150    (689,429)
General Partner
  contributions................          --       --    40,950,000     767,756          --       767,756           --          --
Adjustment to allocate net
  equity of the Operating
  Partnership..................          --       --            --    (726,869)         --      (726,869)          --     726,869
Adjustment to reflect limited
  partners' equity interest at
  Redemption Value (Note 12)...          --       --            --    (821,341)         --      (821,341)          --     821,341
Net loss, inception of
  operations (December 20,
  1993) to December 31, 1993...          --       --            --     (11,366)         --       (11,366)          --     (10,408)
                                  ---------   -------   ----------   ---------     -------     ---------   ----------   ---------
Balance at December 31, 1993...          --       --    40,950,000   $(791,820)    $    --     $(791,820)  37,497,150   $ 848,373
                                  ---------   -------   ----------   ---------     -------     ---------   ----------   ---------
General Partner
  contributions................          --       --     7,462,445     164,334          --       164,334           --          --
Adjustment to allocate net
  equity of the Operating
  Partnership..................          --       --            --     (69,650)         --       (69,650)          --      69,650
Adjustment to reflect limited
  partners' equity interest at
  redemption value (Note 12)...          --       --            --     (43,579)         --       (43,579)          --      43,579
Distributions..................          --       --            --     (90,275)         --       (90,275)          --     (71,247)
Net income.....................          --       --            --      23,377          --        23,377           --      18,951
                                  ---------   -------   ----------   ---------     -------     ---------   ----------   ---------
Balance at December 31, 1994...          --   $   --    48,412,445   $(807,613)    $    --     $(807,613)  37,497,150   $ 909,306
                                  ---------   -------   ----------   ---------     -------     ---------   ----------   ---------
Preferred unit contributions,
  net..........................  4,000,000..  99,923            --          --          --        99,923           --          --
General Partner
  contributions................          --       --     9,470,977     216,545          --       216,545           --          --
Limited Partners'
  contributions................          --       --            --          --          --            --      120,000     (16,869)
Acquisition of Limited
  Partners' interest and
  other........................          --       --       333,462       5,036          --         5,036     (334,522)       (301)
Stock incentive program........          --       --       143,311       3,608      (3,605)            3           --          --
Amortization of stock incentive
  program......................          --       --            --          --         918           918           --          --
Adjustment to allocate net
  equity of the Operating
  Partnership..................          --       --            --     (94,035)         --       (94,035)          --      94,035
Adjustment to reflect limited
  partners' equity interest at
  redemption value (Note 12)...          --       --            --      42,848          --        42,848           --     (42,848)
Distributions..................          --       --            --    (110,532)         --       110,532           --     (73,508)
Net income.....................          --       --            --      57,781          --        57,781           --      38,949
                                  ---------   -------   ----------   ---------     -------     ---------   ----------   ---------
Balance at December 31, 1995...   4,000,000   $99,923   58,360,195   $(686,362)    $(2,687)    $(589,126)  37,282,628   $ 908,764
                                  =========   =======   ==========   =========     =======     =========   ==========   =========


        The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS



                    SIMON PROPERTY GROUP, L.P. CONSOLIDATED


                         SIMON PROPERTY GROUP COMBINED



                             (DOLLARS IN THOUSANDS)


                                                                         SIMON PROPERTY
                                                                          GROUP, L.P.                    SIMON PROPERTY
                                                           ------------------------------------------         GROUP
                                                                                                        -----------------
                                                               FOR THE YEAR          FOR THE PERIOD      FOR THE PERIOD
                                                            ENDED DECEMBER 31,     FROM DECEMBER 20,     FROM JANUARY 1,
                                                           ---------------------        1993 TO              1993 TO
                                                             1995        1994      DECEMBER 31, 1993    DECEMBER 19, 1993
                                                           ---------   ---------   ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................  $  98,220   $  42,328       $  (21,774)          $  33,101
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities --
    Depreciation and amortization........................    101,262      83,196            2,139              64,160
    (Gain) loss on extinguishments of debt...............      3,285      17,980           30,481             (26,189)
    Gain on sale of assets, net..........................     (1,871)         --               --              (8,885)
    Straight-line rent...................................     (1,126)     (4,326)            (159)             (4,721)
    Minority interest....................................      2,681       3,759               58               3,558
    Equity in income of unconsolidated entities..........     (1,403)         67              (35)              2,446
  Changes in assets and liabilities --
    Tenant receivables and accrued revenue...............      5,502      (3,908)          (6,323)              6,187
    Deferred costs and other assets......................    (14,290)      1,099          (16,351)            (22,096)
    Accounts payable, accrued expenses and other
      liabilities........................................      2,076     (12,172)          18,993               9,630
                                                           ---------   ---------        ---------           ---------
    Net cash provided by operating activities............    194,336     128,023            7,029              57,191
                                                           ---------   ---------        ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions...........................................    (32,547)   (227,312)        (225,894)                 --
  Capital expenditures...................................    (98,220)    (42,765)              --             (46,677)
  Cash of consolidated joint ventures....................      4,346       8,924               --                  --
  Proceeds from sale of assets...........................      2,550          --               --              12,218
  Investments in unconsolidated entities.................    (77,905)     (1,056)              --              (1,508)
  Distributions from unconsolidated entities.............      6,214       5,842               --              46,119
  Investments in and advances to Management Company......    (27,117)    (10,405)          (3,500)                 --
                                                           ---------   ---------        ---------           ---------
    Net cash provided by (used in) investing
      activities.........................................   (222,679)   (266,772)        (229,394)             10,152
                                                           ---------   ---------        ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Minority interest contributions........................         --          --               --               1,937
  Minority interest distributions........................     (3,680)     (2,148)              --             (44,165)
  Partnership contributions..............................    242,377     106,773          767,756              12,406
  Partnership distributions..............................   (177,726)   (120,711)              --            (137,126)
  Mortgage and other note proceeds, net of transaction
    costs................................................    456,520     405,430          259,000             148,687
  Mortgage and other note principal payments.............   (531,566)   (256,081)        (588,876)            (74,943)
  Due (to) from affiliates and other repayments..........         --          --         (144,298)             22,587
                                                           ---------   ---------        ---------           ---------
    Net cash provided by (used in) financing
      activities.........................................    (14,075)    133,263          293,582             (70,617)
                                                           ---------   ---------        ---------           ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........    (42,418)     (5,486)          71,217              (3,274)
CASH AND CASH EQUIVALENTS, beginning of period...........    105,139     110,625           39,408              42,682
                                                           ---------   ---------        ---------           ---------
CASH AND CASH EQUIVALENTS, end of period.................  $  62,721   $ 105,139       $  110,625           $  39,408
                                                           =========   =========        =========           =========

        The accompanying notes are an integral part of these statements.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

                         NOTES TO FINANCIAL STATEMENTS
             (DOLLARS IN THOUSANDS, EXCEPT PER UNIT/SHARE AMOUNTS)

1.  ORGANIZATION


     Simon Property Group, L.P. (the "Simon Operating Partnership") was formed as a Delaware limited partnership in 1993 in connection with Simon Property Group, Inc.'s (the "Company") initial public offering (the "IPO"). On December 20, 1993, the Company raised $767,756 in net proceeds through the Company's IPO and debt of $259,000 was issued in a concurrent private financing transaction. The proceeds were contributed to the Simon Operating Partnership in exchange for 40,950,000 units of partnership interest ("Units") representing a 52.2% partnership interest. As the sole general partner of the Simon Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the management and control of the Simon Operating Partnership. The Simon Operating Partnership was formed prior to consummation of the Company's IPO and is the successor entity to Simon Property Group (the "Predecessor").



     Simultaneously with the offering, Melvin Simon and Herbert Simon and certain of their affiliates (collectively, the "Simons"), along with certain third-party investors' interests (collectively, "Simon Property Group"), exchanged, directly or indirectly, fee and partnership interests in certain properties and the management, development and leasing activities related to the properties for limited partnership interests in the Simon Operating Partnership. The Simon Operating Partnership also acquired certain third-party investors' interests in Simon Property Group properties for cash (collectively, the "Business Combination"). Purchase accounting was applied to the acquisition of all third-party investors' interests for which cash consideration was paid. Assets and liabilities related to interests acquired from the Simons and all third-party investors receiving Units were recorded at their predecessor cost.


     As used herein, the term Units does not include units of partnership interests entitled to preferential distribution of cash ("Preferred Units") (See
Note 3).


     The Simon Operating Partnership is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1995, the Simon Operating Partnership owns or holds an interest in 122 income-producing properties, which consist of 62 regional malls, 55 community shopping centers, two specialty retail centers and three mixed-use properties (the "Properties"). The Simon Operating Partnership also owns interests in two regional malls and one specialty retail center currently under construction and seven parcels of land held for future development.



     The Simon Operating Partnership is subject to risks incident to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the Simon Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1995, 126 of the approximately 396 anchor stores in the Properties were occupied by JCPenney, Inc., Sears Roebuck & Co. and Dillard Department Stores, Inc. An affiliate of JCPenney, Inc. is a limited partner in the Simon Operating Partnership.


2.  BASIS OF PRESENTATION


     The accompanying consolidated financial statements of the Simon Operating Partnership include the accounts of all entities owned or controlled by the Simon Operating Partnership. All significant intercompany amounts have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles, and accordingly contain certain estimates by management in determining the Simon Operating Partnership's assets, liabilities, revenues and expenses.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

     The accompanying financial statements of the Predecessor have been presented on a combined historical cost basis because of the affiliated ownership and common management and because the related Properties were contributed to the Simon Operating Partnership as a part of the Business Combination described above. The Simons have operations which were not contributed to the Simon Operating Partnership and, therefore, the financial statements are not intended to represent the financial position and results of operations of the Simons. In management's opinion, the combined financial statements include the assets, liabilities, revenues and expenses associated with the operations of the Properties transferred to the Simon Operating Partnership. Minority interests were provided in the accompanying combined financial statements for those partners' interests which were not exchanged for Units or which were purchased for cash in connection with the Business Combination.



     Properties which are wholly owned ("Wholly Owned Properties") or owned less than 100% and are controlled by the Simon Operating Partnership ("Minority Interest Properties") have been consolidated. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent non-controlling 14.7% to 50.0% ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 8) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.



     Effective April 1, 1994, the Simon Operating Partnership demonstrated its ability to control the operating activities of The Forum Shops at Caesars ("Forum"). Subsequent to April 1, 1994, Forum is included in the accompanying financial statements using the consolidated method of accounting. Prior to the demonstration of control, Forum was reflected in the accompanying financial statements using the equity method of accounting.



     Effective July 1, 1995, the Simon Operating Partnership relinquished its ability to solely direct certain activities related to the control of North East Mall. As a result, the Property is no longer being consolidated, and is now accounted for using the equity method of accounting.



     Net operating results of the Simon Operating Partnership are allocated after the preferred distribution (see Note 3) based on its partners' ownership interests. The Company's weighted average ownership interest in the Simon Operating Partnership during 1995 and 1994 was 60.3% and 55.2%, respectively. At December 31, 1995 and 1994, the Company's ownership interest was 61.0% and 56.4%, respectively.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

     The following schedule identifies each Property included in the accompanying consolidated financial statements and the method of accounting utilized for each Property as of December 31, 1995:

CONSOLIDATED METHOD:
Regional Malls
Alton Square                         Greenwood Park Mall             North Towne Square
Amigoland Mall                       Heritage Park Mall              Northwoods Mall
Anderson Mall                        Hutchinson Mall                 Orange Park Mall
Barton Creek Square                  Independence Center             Prien Lake Mall
Battlefield Mall                     Ingram Park Mall                St. Charles Towne Center
Broadway Square                      Irving Mall                     South Park Mall
Century Consumer Mall                Jefferson Valley Mall           Southgate Mall
Charles Towne Square                 LaPlaza Mall                    Southtown Mall
Cielo Vista Mall                     Lincolnwood Town Center         Sunland Park Mall
College Mall                         Longview Mall                   Tippecanoe Mall
Crossroads Mall                      Machesney Park Mall             Towne East Square
East Towne Mall                      Markland Mall                   Towne West Square
Eastgate Consumer Mall               McCain Mall                     University Mall (Arkansas)
Eastland Mall                        Memorial Mall                   University Mall (Florida)
Forest Mall                          Midland Park Mall               Valle Vista Mall
Forest Village Park Mall             Miller Hill Mall                West Ridge Mall
Fremont Mall                         Mounds Mall                     White Oaks Mall
Golden Ring Mall                     Muncie Mall                     Wichita Mall
                                                                     Windsor Park Mall
Community Centers
Arvada Plaza                         Fox River Plaza                 Mounds Mall Cinema
Aurora Plaza                         Greenwood Plus                  New Castle Plaza
Bloomingdale Court                   Griffith Park Plaza             North Ridge Plaza
Bridgeview Court                     Hammond Square                  North Riverside Park Plaza
Brightwood Plaza                     Ingram Plaza                    Northland Plaza
Bristol Plaza                        Lake Plaza                      Northwood Plaza
Buffalo Grove Towne Center           Lake View Plaza                 Park Plaza
Celina Plaza                         Lincoln Crossing                Regency Plaza
Cohoes Commons                       Maplewood Square                St. Charles Towne Plaza
Cook's Discount Department Store     Markland Plaza                  Teal Plaza
Countryside Plaza                    Martinsville Plaza              Tippecanoe Plaza
East Towne Commons                   Marwood Plaza                   Wabash Village
Eastland Plaza                       Matteson Plaza                  West Ridge Plaza
Forest Plaza                         Memorial Plaza                  White Oaks Plaza
                                                                     Wood Plaza
Specialty Retail Centers             Mixed-Use Properties
The Forum Shops at Caesars           O'Hare International Center
Trolley Square                       Riverway

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

EQUITY METHOD:
Regional Malls                       Community Centers               Mixed-Use Property
Circle Centre                        Cobblestone Court               The Fashion Centre at Pentagon City
Lakeline Mall                        Crystal Court
North East Mall                      Fairfax Court
Rolling Oaks Mall                    Gaitway Plaza
Ross Park Mall                       Ridgewood Court
Seminole Towne Center                Royal Eagle Plaza
Smith Haven Mall                     The Plaza at Buckland Hills
                                     The Yards Plaza
                                     Village Park Plaza
                                     West Town Corners
                                     Westland Park Plaza
                                     Willow Knolls Court

     The deficit minority interest balance in the accompanying Consolidated Balance Sheets represents outside partners' interests in the net equity of certain investment properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions.

3.  FORMATION AND SIGNIFICANT OWNERSHIP TRANSACTIONS


     On December 20, 1993, the Company completed the Business Combination and the IPO of 37,750,000 shares of its common stock. The net proceeds of the offering ($767,756) and a concurrent borrowing of $259,000 were used to acquire the sole general partner's interest in the Simon Operating Partnership.



     Proceeds from the offering and concurrent borrowing were used by the Simon Operating Partnership as follows:


          1. To pay $727,905 of mortgage and other indebtedness of the Properties, including $144,298 of loans made by the Simons in lieu of third-party financings.

          2. To pay costs related to significant modification of debt terms and prepayment penalties related to the early extinguishment of debt of $40,512. An extraordinary loss of $30,481 was generated during the period from December 20, 1993 to December 31, 1993 relating to the early extinguishment of debt.

          3. To purchase certain interest-rate protection agreements totaling $4,687.

          4. To acquire certain third-party investors' interest in the Properties for $135,894.

          5. To invest $19,500 in the Management Company, of which $16,000 was used to repay debt. The debt repayment is included in item 1 above.

          6. To acquire fee and partnership interests in twelve parcels of undeveloped land and two mortgage notes related to two parcels of undeveloped land for $90,000, of which $37,009 was paid to the Simons to repay loans made by the Simons related to the parcels in lieu of third-party financing. Certain parcels of undeveloped land and two mortgage notes were transferred to the Management Company in exchange for a $48,000 note receivable.

          7. To pay transfer taxes and other expenses associated with the transfer of the Properties ($5,200) and the purchase of ground leases ($1,116).

          8. To acquire certain property equipment for $2,861 and to pay organization costs of $1,785.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

          9. To establish $13,296 of working capital.


     On January 14, 1994, the Company sold an additional 5,662,500 shares of common stock, generating net proceeds of $118,235 as a result of the underwriters' exercising the over-allotment option granted to them in connection with the IPO. The net proceeds were contributed to the Simon Operating Partnership in exchange for 5,662,500 Units and the Company's ownership of the Simon Operating Partnership by 3.2% to 55.4%. The majority of the proceeds were added to operating cash with a portion ($40,900) used to repay debt (including related costs).



     On January 31, 1995, the Company filed a shelf registration with the Securities and Exchange Commission covering 15,000,000 shares of common stock of the Company. On April 19, 1995, 6,000,000 of these shares were sold in an underwritten offering. On May 17, 1995, the underwriters closed on a portion (241,854 shares) of the over-allotment option granted them in connection with the above offering. Proceeds from these transactions were contributed to the Simon Operating Partnership in exchange for 6,241,854 Units and subsequently used to repay debt. These transactions increased the Company's ownership of the Simon Operating Partnership 2.8% to 60.5%.



     On February 10, 1995, one of the limited partners in the Simon Operating Partnership exchanged 212,114 Units for 212,114 shares of common stock of the Company. The issuance of the additional shares increased the Company's ownership of the Simon Operating Partnership by 0.2% to 56.6%.



     On July 31, 1995, the Company filed a shelf registration statement that became effective October 17, 1995 for 4,205,438 shares of common stock of the Company. The shares relate to the shares issuable upon conversion of Units held by existing limited partners of the Simon Operating Partnership (3,005,438 shares) and to the 1,200,000 shares of common stock issued in connection with the Crossroads Mall transaction.



     On October 27, 1995, the Company completed a $100,000 private placement of 4,000,000 shares of Series A preferred stock. Dividends on the preferred stock are paid quarterly at the greater of 8.125% per annum or the dividend rate payable under the underlying common stock of the Company. The holders of the preferred stock have the right to convert the preferred stock into common stock after two years at an initial conversion ratio equal to 0.9524. The Company may redeem the preferred stock after five years upon payment of premiums that decline to $25.00 per share over the following seven years. The holders of the preferred stock are entitled to vote on all matters submitted to a vote of holders of common stock of the Company, based on the number of shares of common stock into which the preferred stock can be converted. The Company contributed the proceeds of the private placement to the Simon Operating Partnership in exchange for 4,000,000 Preferred Units. The Simon Operating Partnership will pay preferred distributions to the Company equal to the dividends paid on the preferred stock.



     On December 21, 1995, one of the limited partners in the Simon Operating Partnership exchanged 121,348 Units for 121,348 shares of common stock of the Company. The issuance of the additional shares increased the Company's ownership of the Simon Operating Partnership by 0.1% to 61.0%.


4.  ACQUISITIONS AND REAL ESTATE INVESTMENT ACTIVITY

  MSA Realty Corporation ("MSAR")


     On September 1, 1994, the Company issued an additional 1,799,945 shares of common stock in conjunction with the merger of MSAR. Each outstanding share of MSAR common stock as of August 31, 1994 was converted into 0.31 shares of the Company's common stock. The acquisition price, including related transaction costs, was $48,031. The Company's investment in MSAR was contributed to the Simon Operating Partnership for 1,799,945 Units, which increased the Company's ownership of the Simon Operating Partnership by 1.0% to 56.4%. As a result of the acquisition, the Simon Operating Partnership now owns 100% of fourteen centers in which it previously held a 50% interest and substantially all of the ownership interest in

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP one community shopping center in which it held a minority interest. In addition, the Simon Operating Partnership obtained a non-controlling 50% interest in a regional mall. The MSAR transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $26,507 was allocated to investment properties. The Simon Operating Partnership's interest in the assets and liabilities of these centers prior to this transaction is reflected at predecessor cost. Subsequent to September 1, 1994, each of the Properties involved in this merger was accounted for using the consolidated method of accounting.


     Simultaneous with the merger, a debt restructuring with Metropolitan Life Insurance Company related to the fourteen centers was completed resulting in the repayment of approximately $45,000 of loan principal and discharging the mortgages on four of the centers. In addition, the interest rate was reduced from 9.98% to 8.75% on the remaining debt of approximately $145,000. A prepayment penalty of $5,000 was incurred in conjunction with this activity and has been classified as an extraordinary item in the Consolidated Statements of Operations.

  Independence Center


     On December 1, 1994, the Simon Operating Partnership acquired Independence Center in Independence, Missouri. Included in the purchase are approximately 47 acres of undeveloped land adjacent to the mall. Under the terms of the sale, the Simon Operating Partnership paid $51,413 including transaction costs, funded through the use of the Simon Operating Partnership's credit facilities.


  Broadway Square, Orange Park Mall and University Mall


     On December 29, 1994, the Simon Operating Partnership acquired Broadway Square in Tyler, Texas; Orange Park Mall in Jacksonville, Florida; and University Mall in Pensacola, Florida. Under the terms of the sale, the Simon Operating Partnership paid $153,874, including transaction costs, funded through the use of the Simon Operating Partnership's credit facilities. Included in the purchase price were approximately 14 acres and 10 acres of undeveloped land adjacent to Orange Park Mall and University Mall, respectively.


  White Oaks Mall


     At the time of the IPO, the Teacher's Retirement System of the State of Illinois ("TRS") held an option to put its 50% general and limited partnership interests in White Oaks Mall in Springfield, Illinois, to the Simon Operating Partnership. TRS exercised this option on January 23, 1995, and the purchase closed February 23, 1995. The Units which TRS received upon exercise of the options were exchanged for 2,022,247 shares of common stock of the Company. The Simon Operating Partnership now owns 77% of White Oaks Mall. The issuance of the additional shares increased the Company's ownership interest in the Simon Operating Partnership by 1.0% to 57.6%. The White Oaks Mall transaction, valued at $45,000, was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $10,905 was allocated to investment properties. The Simon Operating Partnership's interest in the assets and liabilities of this Property prior to this transaction is reflected at predecessor cost. Effective February 23, 1995, White Oaks Mall was being accounted for in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.


  Crossroads Mall


     Prior to July 31, 1995, the Simon Operating Partnership held a 50% joint venture interest in Crossroads Mall in Omaha, Nebraska. On July 31, 1995, the Simon Operating Partnership acquired the remaining 50% ownership in the Property from the Simons in exchange for 120,000 Units. The acquisition was reflected at predecessor cost. Concurrent with the acquisition, a debt restructuring was completed which included the issuance of 1,200,000 shares of common stock of the Company to the lender (New York State Teachers'

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

Retirement System) in exchange for a $30,000 reduction of the outstanding loan balance which included accrued interest. In addition, the effective interest rate on the remaining balance of $41,400 was reduced from 10.5% to 7.75%. As a result of this transaction, the Simon Operating Partnership issued 1,200,000 Units to the Company. As a result of these transactions, the Company's ownership interest in the Simon Operating Partnership increased by 0.4% to 60.9%. The loan matures on July 31, 2002. Effective July 31, 1995, Crossroads Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.


  The Shops at Sunset Place


     On August 15, 1995, the Simon Operating Partnership acquired for $11,406, a controlling 75% joint venture interest in The Shops at Sunset Place in South Miami, Florida. The joint venture is formulating plans to redevelop the site into a specialty retail center. The acquisition was financed using borrowings from the Simon Operating Partnership's unsecured revolving credit facility. This site is included in the accompanying consolidated financial statements using the consolidated method of accounting.


  East Towne Mall


     Prior to September 25, 1995, the Simon Operating Partnership held a 45.0% joint venture interest in East Towne Mall in Knoxville, Tennessee. On September 25, 1995, the Simon Operating Partnership acquired the remaining interest for $18,500 and the assumption of 55% of the $75,000 of existing mortgage debt. In connection with the transaction, the Simon Operating Partnership refinanced the $75,000 mortgage. These transactions were funded through a new loan of $55,000 and $38,500 in borrowings from the Simon Operating Partnership's unsecured revolving credit facility. The transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $21,982 was allocated to investment properties. Effective September 25, 1995, East Towne Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.


  The Source


     On December 22, 1995, a joint venture, in which the Simon Operating Partnership has a non-controlling 50% joint venture interest, acquired a development project located in Westbury (Long Island), New York, for $30,253. This acquisition was financed using borrowings from the Simon Operating Partnership's unsecured revolving credit facility. The joint venture will develop a 730,000-square-foot value-oriented retail center, which commenced construction in February 1996 and is expected to open in the fall of 1997. This joint venture is being accounted for using the equity method of accounting.


  Smith Haven Mall


     On December 28, 1995, a joint venture in which the Simon Operating Partnership owns a non-controlling 25% interest, purchased Smith Haven Mall, a
1.3 million square-foot regional mall located in Lake Grove (Long Island), New York, for $221,000. The Simon Operating Partnership's share of the purchase price ($55,725) was financed using borrowings from the Simon Operating Partnership's unsecured revolving credit facility. This joint venture is being accounted for using the equity method of accounting.


  Mills Developments


     On December 29, 1995, the Simon Operating Partnership entered into arrangements with The Mills Corporation to develop value-oriented regional malls in Ontario (Los Angeles), California; Grapevine (Dallas), Texas; and Chandler (Phoenix), Arizona. The Ontario, California project consists of a 1.4 million square-foot regional mall under construction and is expected to open in the fall of 1996. The remaining sites

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP are in the preconstruction stages of development. These projects are being accounted for using the equity method of accounting.

  Arborland Mall


     Effective September 30, 1995, the Simon Operating Partnership sold its 1% ownership in Arborland Mall to its existing partner. Arborland was accounted for using the equity method of accounting.


  Pro Forma


     The following unaudited pro forma summary financial information combines the consolidated results of operations of the Simon Operating Partnership as if the IPO and Business Combination (excluding the over-allotment option), the acquisitions of MSAR, Independence Center, Broadway Square, Orange Park Mall, University Mall, White Oaks Mall, Crossroads Mall, East Towne Mall, and Smith Haven Mall, the consolidation of Forum, the deconsolidation of North East Mall, and the add-on offering of common stock had occurred as of January 1, 1995, 1994 and 1993, after giving effect to certain adjustments, including interest and related expenses associated with debt incurred to finance the acquisitions, depreciation expense related to the Properties acquired, general and administrative costs to manage the Properties acquired and the additional contingent interest paid of $27,184 in connection with the refinancing of one of the Properties as described in Note 9. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Simon Operating Partnership. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the transactions discussed above had been consummated at the beginning of the periods presented, nor does it purport to represent the future financial position and results of operations for future periods.


                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                         ----------     ----------     ----------
Total Revenue..........................................  $  565,706     $  555,152     $  531,657
                                                         ==========     ==========     ==========
Net income available to Unitholders....................     102,648         95,488         68,409
                                                         ==========     ==========     ==========
Net Income available to Unitholders attributed to:
General Partner........................................      62,513         57,789         39,746
                                                         ==========     ==========     ==========
Limited Partners.......................................      40,135         37,699         28,663
                                                         ==========     ==========     ==========
Net income per Unit....................................  $     1.07     $     1.00     $     0.76
                                                         ==========     ==========     ==========
Weighted average number of Units outstanding...........  95,609,354     95,272,018     89,831,696
                                                         ==========     ==========     ==========

5.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investment Properties


     Investment operating Properties are recorded at the lower of cost (Predecessor cost for Properties acquired from promoters in connection with the Business Combination) or net realizable value. Net realizable value of investment properties for financial reporting purposes is reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying amount of investment properties may not be recoverable. Impairment of investment properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated net realizable value will be charged to income. The Simon Operating Partnership will adopt SFAS No. 121 (Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) on January 1, 1996, and believes that the adoption will not have a material impact upon its financial statements. Investment properties include costs of

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP acquisition, development, construction, tenant improvements, interest and real estate taxes incurred during construction, certain capitalized improvements and replacements, and certain allocated overhead.

     Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful life of 10 to 45 years, resulting in an average composite life of approximately 30 years. Depreciation on tenant improvements is provided utilizing the straight-line method over the life of the related lease.

     Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

  Capitalized Interest


     Interest is capitalized on projects during periods of construction. Interest capitalized by the Simon Operating Partnership for the years ended December 31, 1995 and 1994 was $1,515 and $1,586 respectively; for the period from December 20, 1993 to December 31, 1993, capitalized interest was not significant. Interest capitalized by the Predecessor for the period from January 1, 1993 to December 19, 1993 was $86.


  Deferred Costs

     Deferred costs consist primarily of financing fees incurred to obtain long-term financing, costs of interest-rate protection agreements, and internal and external leasing commissions and related costs. Deferred financing costs, including interest-rate protection agreements, are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. At December 31, 1995 and 1994, deferred costs consisted of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
    Deferred financing costs.......................................  $ 68,042     $ 60,568
    Leasing costs and other........................................    88,094       88,467
                                                                     --------     --------
                                                                      156,136      149,035
    Less-accumulated amortization..................................    74,738       63,157
                                                                     --------     --------
              Deferred costs, net..................................  $ 81,398     $ 85,878
                                                                     ========     ========


     Included in interest expense in the accompanying Consolidated Statements of Operations of the Simon Operating Partnership is amortization of deferred financing costs of $8,523 and $7,251 for the years ended December 31, 1995 and 1994, respectively, and $88 for the period from December 20, 1993 to December 31, 1993. Included in interest expense in the accompanying Combined Statement of Operations of the Predecessor is amortization of deferred financing costs of $3,917 for the period from January 1, 1993 to December 19, 1993.


  Revenue Recognition


     The Simon Operating Partnership, as a lessor, has retained substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. Minimum rents are accrued on a straight-line basis over the terms of their respective leases. Overage rents are recognized when earned.


     Reimbursements from tenants for real estate taxes and other recoverable operating expenses are recognized as revenue in the period the applicable expenditures are incurred.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

  Allowance for Credit Losses


     A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses of the Simon Operating Partnership for the years ended December 31, 1995 and 1994, and for the period from December 20, 1993 to December 31, 1993, and for the Predecessor for the period from January 1, 1993 to December 19, 1993 was as follows:


                                                BALANCE AT     PROVISION      ACCOUNTS     BALANCE AT
                                                BEGINNING      FOR CREDIT     WRITTEN        END OF
                   PERIOD ENDED                 OF PERIOD        LOSSES         OFF          PERIOD
    ------------------------------------------  ----------     ----------     --------     ----------
    December 31, 1995.........................    $2,943         $2,939         (1,623)      $$4,259
                                                  ======         ======        =======       ======
    December 31, 1994.........................    $   --         $4,238         (1,295)      $$2,943
                                                  ======         ======        =======       ======
    December 20, 1993 to December 31, 1993....    $   --         $   --       $     --       $   --
                                                  ======         ======        =======       ======
    January 1, 1993 to December 19, 1993......    $4,318         $3,741         (4,086)      $$3,973
                                                  ======         ======        =======       ======

  Income Taxes

     As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

     Prior to the Business Combination, substantially all of the Properties were owned by partnerships and joint ventures whose partners were required to include their respective share of profits and losses in their individual tax returns. Certain of the Properties were held by corporations which were subject to federal and state income taxes. These corporations were included in the consolidated tax returns filed by Melvin Simon & Associates, Inc. ("MSA") for which no federal income taxes were due. Accordingly, no federal income tax provision (benefit) was reflected in the accompanying Combined Statement of Operations. State income taxes were not significant.


     Taxable income of the Simon Operating Partnership for the year ended December 31, 1995 is estimated to be $122,127, and was $44,683 for the year ended December 31, 1994. Reconciling differences between book income and tax income primarily result from timing differences consisting of (i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the Simon Operating Partnership's share of income or loss from the affiliated Management Company is excluded from the tax return of the Simon Operating Partnership.


  Per Unit Data


     The net income (loss) per Unit is based on the weighted average number of Units outstanding during the period. The weighted average number of Units used in the computation for 1995, 1994 and 1993 was 92,666,469; 84,509,597; and
78,447,150, respectively. Units held by limited partners in the Simon Operating Partnership may be exchanged for shares of common stock of the Company on a one-for-one basis in certain circumstances (see Note 12). The stock options outstanding under the Stock Option Plans (See Note 11) and the Preferred Units have not been considered in the computations of per Unit data, as they did not have a dilutive effect.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

     The Simon Operating Partnership declared distributions per Unit of $1.97 and $1.90 in 1995 and 1994, respectively. The following is a summary of distributions per Unit which represent a return of capital measured using generally accepted accounting principles:


                                                         FOR THE YEAR ENDED DECEMBER
                                                                     31,
                                                         ----------------------------
              DISTRIBUTIONS PER UNIT                      1995                  1994
    -------------------------------------------          ------                ------
    From book net income.......................          $ 1.04                $ 0.50
    Representing return of capital.............             .93                  1.40
                                                          -----                 -----
    Total Distributions........................          $ 1.97                $ 1.90
                                                          =====                 =====

     On a federal income tax basis, 25% of the 1995 distributions and 55% of the 1994 distributions represented return of capital.

  Statements of Cash Flows

     For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered as cash and cash equivalents. Cash equivalents are carried at cost, which approximates market. Cash equivalents consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities.


     Cash paid for interest by the Simon Operating Partnership, net of any amounts capitalized, for the year ended December 31, 1995 was $142,345. Cash paid for interest by the Simon Operating Partnership, net of any amounts capitalized, for the year ended December 31, 1994 was $140,106, including a $27,184 non-recurring interest charge; and for the period from December 20, 1993 to December 31, 1993, was $3,316. Cash paid for interest by the Predecessor, net of any amounts capitalized, for the period from January 1, 1993 to December 19, 1993 was $157,387.


     Net working capital generated by the Properties as of December 19, 1993 was retained by the investors in the Properties at that time. The unpaid amount of working capital was $4,072 as of December 31, 1994, and is included in accounts payable in the accompanying Consolidated Balance Sheet. At December 31, 1995, all working capital amounts had been repaid.

  Non-Cash Transactions

     The following is a summary of significant non-cash transactions.


     As described in Note 2, effective April 1, 1994, the Simon Operating Partnership reflected Forum using the consolidated method of accounting.



     As described in Note 4, on September 1, 1994, the Simon Operating Partnership issued 1,799,945 Units in conjunction with the merger of MSAR. On February 23, 1995, the Simon Operating Partnership issued 2,022,247 Units in connection with the acquisition of an additional joint venture interest in White Oaks Mall. On July 31, 1995, the Simon Operating Partnership issued 120,000 Units in exchange for the Simons' 50% interest in Crossroads Mall. The Simon Operating Partnership issued 1,200,000 Units of common stock in connection with the reduction of the outstanding loan and accrued interest at Crossroads Mall.


     Accrued and unpaid distributions as of December 31, 1995 and 1994 were $47,104 and $40,807, respectively. Accrued and unpaid distributions on Preferred Units as of December 31, 1995 were $1,490. There were no Preferred Units in 1994 and, therefore, no Preferred Unit distributions were declared or outstanding in 1994.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

  Reclassifications

     Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation. These reclassifications have no impact on net operating results previously reported.

6.  INVESTMENT PROPERTIES

     Investment properties consist of the following:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
    Land........................................................  $  283,722     $  267,213
    Buildings and improvements..................................   1,860,203      1,619,909
                                                                  ----------     ----------
         Total land, buildings and improvements.................   2,143,925      1,887,122
    Furniture, fixtures and equipment...........................      18,236         12,905
                                                                  ----------     ----------
         Investment properties at cost..........................   2,162,161      1,900,027
    Less -- accumulated depreciation............................     152,817         70,916
                                                                  ----------     ----------
         Investment properties at cost, net.....................  $2,009,344     $1,829,111
                                                                  ==========     ==========

     Building and improvements include $40,676 and $8,377 of construction in process at December 31, 1995 and 1994, respectively.

7.  INVESTMENT IN PARTNERSHIPS AND JOINT VENTURES


     Summary financial information of partnerships and joint ventures accounted for using the equity method, and a summary of the Simon Operating Partnership's or Simon Property Group's investment in and share of income (loss) from such partnerships and joint ventures follows. See Notes 2 and 4 for a discussion of certain acquisition and real estate investing activities which impact the financial information of the Joint Venture Properties. This information also reflects the openings of Circle Centre, Seminole Towne Center and Lakeline Mall during 1995.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

                                                                            DECEMBER 31,
                                                                      ------------------------
                           BALANCE SHEETS                                1995          1994
--------------------------------------------------------------------  ----------     ---------
ASSETS:
                                                                      $1,156,066     $ 741,900
  Investment properties at cost, net................................
                                                                          52,624        65,547
  Cash and cash equivalents.........................................
                                                                          35,306        39,332
  Tenant receivables................................................
                                                                          32,626        13,161
  Other assets......................................................
                                                                      ----------     ----------
                                                                      $1,276,622     $ 859,940
          Total assets..............................................
                                                                      ==========     ==========
LIABILITIES AND PARTNERS' EQUITY:
                                                                      $  410,652     $ 366,926
  Mortgages and other notes payable.................................
                                                                         127,322        76,663
  Accounts payable, accrued expenses and other liabilities..........
                                                                      ----------     ----------
                                                                         537,974       443,589
     Total liabilities..............................................
                                                                         738,648       416,351
  Partners' equity..................................................
                                                                      ----------     ----------
                                                                      $1,276,622     $ 859,940
          Total liabilities and partners' equity....................
                                                                      ==========     ==========
SIMON OPERATING PARTNERSHIP'S SHARE OF:
                                                                      $  290,802     $ 152,797
          Total assets..............................................
                                                                      ==========     ==========
                                                                      $   63,212     $ (57,064)
          Partners' equity (deficit)................................
                                                                      ==========     ==========



                                                                         FOR THE          FOR THE
                                                                       PERIOD FROM      PERIOD FROM
                                             FOR THE YEAR ENDED        DECEMBER 20,      JANUARY 1,
                                                DECEMBER 31,             1993 TO          1993 TO
                                            ---------------------      DECEMBER 31,     DECEMBER 19,
        STATEMENTS OF OPERATIONS              1995         1994            1993             1993
----------------------------------------    --------      -------      ------------     ------------
REVENUE:
  Minimum rent..........................    $ 83,905      $92,380         $3,584          $ 96,518
  Overage rent..........................       2,754        3,655            197             5,804
  Tenant reimbursements.................      39,500       45,440          1,905            50,378
  Other income..........................      13,980       10,131             87             6,433
                                            --------      -------         ------          --------
     Total revenue......................     140,139      151,606          5,773           159,133
OPERATING EXPENSES:
  Operating expenses and other..........      46,466       55,949          2,218            60,407
  Depreciation and amortization.........      26,409       26,409            985            28,918
                                            --------      -------         ------          --------
     Total operating expenses...........      72,875       82,358          3,203            89,325
                                            --------      -------         ------          --------
OPERATING INCOME........................      67,264       69,248          2,570            69,808
INTEREST EXPENSE........................      28,685       38,124          1,446            44,280
EXTRAORDINARY ITEMS.....................      (2,687)          --             --                --
                                            --------      -------         ------          --------
NET INCOME..............................      35,892       31,124          1,124            25,528
THIRD-PARTY INVESTORS' SHARE OF NET
  INCOME................................      30,752       30,090          1,081            26,619
                                            --------      -------         ------          --------
SIMON OPERATING PARTNERSHIP'S OR SIMON
  PROPERTY GROUP'S SHARE OF NET INCOME
  (LOSS)................................    $  5,140      $ 1,034         $   43          $ (1,091)
                                            ========      =======         ======          ========


     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP agreements are not always consistent with the ownership interest held by each general or limited partner or joint venturer, primarily due to partner preferences.

8.  INVESTMENT IN MANAGEMENT COMPANY


     M.S. Management Associates (Indiana), Inc., ("M.S. Management"), a wholly owned subsidiary of MSA, an affiliate of the Simons, provided management, development and leasing services to the Predecessor and other properties. In connection with the Business Combination, MSA, indirectly, exchanged the management, development and leasing contracts related to the Simon Operating Partnership's Wholly Owned Properties and certain assets for Class B common stock of the Company. The management, development and leasing activities related to the non-wholly owned and other third-party properties are now conducted by M.S. Management Associates, Inc., a Delaware corporation, (the "Management Company"), which, through a series of transactions in connection with the Business Combination, became the parent company of M.S. Management.



     The Simon Operating Partnership's initial investment in the Management Company was evidenced by $2,000 in common stock (representing 80% of the outstanding common stock of the Management Company including 5% of the outstanding voting common stock), $17,500 of participating 8% preferred stock and a $22,000 note receivable. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by the Simons. The Simon Operating Partnership also sold to the Management Company four parcels of undeveloped land and two mortgage notes related to two parcels of undeveloped land in exchange for a note receivable in the amount of $48,000. The Simon Operating Partnership was granted options, at no cost, by the Management Company to reacquire the four parcels of undeveloped land at a price equal to the actual cost incurred by the Management Company to acquire and carry such parcels to the exercise date of the respective option. The option agreements expire in December 2003 and carry rights of first refusal. The net assets of M.S. Management acquired in the Business Combination are recorded at predecessor cost, which resulted in a carryover-basis adjustment to equity of $35,219. Because the Simon Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting.



     During 1994, the Simon Operating Partnership advanced the Management Company $10,405, which bears interest at 11%. The Management Company repaid $5,000 by transferring a financial instrument to the Simon Operating Partnership. During 1995, the Simon Operating Partnership advanced a net of $27,500 to the Management Company which bears interest at 11%. The proceeds were used to acquire a $27,500 mortgage note due from The Source, in which the Simon Operating Partnership has a noncontrolling 50% interest. The mortgage bears interest at 11% and will be repaid by the partnership's construction financing scheduled to close in the first quarter of 1996. The Management Company also liquidated in 1995 its interest in a certain partnership investment which held a 9.8-acre parcel of land in Rosemont, Illinois. The sale of that parcel resulted in a loss of $958 to the Management Company. Further, an undeveloped two-acre parcel of land in Washington, D.C., for which the Management Company held a mortgage, was sold in December 1995. The Management Company recorded a loss in connection with this transaction of $3,949.


     At December 31, 1995 and 1994, total notes receivable and advances due from the Management Company were $102,522 and $75,405, respectively. Unpaid interest income receivable from the Management Company at December 31, 1995 and 1994 was $84 and $2,826, respectively. Unpaid preferred dividends receivable from the Management Company at December 31, 1995 and 1994 were $0 and $350, respectively. These interest and preferred dividend receivables are reflected in tenant receivables and accrued revenue in the accompanying Consolidated Balance Sheets.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

     Summarized financial information of the Management Company accounted for using the equity method, and a summary of the Simon Operating Partnership's investment in and share of income (loss) from the Management Company follows:



                                                                                       DECEMBER 31,
                                                                                   ---------------------
                                 BALANCE SHEETS                                      1995         1994
---------------------------------------------------------------------------------  --------     --------
ASSETS:
  Current assets.................................................................  $ 40,964     $ 16,841
  Undeveloped land and mortgage notes............................................    45,769       43,000
  Other assets...................................................................    13,813       12,577
                                                                                   --------     --------
         Total assets............................................................  $100,546     $ 72,418
                                                                                   ========     ========
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Current liabilities............................................................  $ 18,435     $ 13,103
  Notes payable and advances due to the Simon Operating Partnership at 11%, due
    2008.........................................................................   102,522       75,405
                                                                                   --------     --------
    Total liabilities............................................................   120,957       88,508
  Shareholders' deficit..........................................................   (20,411)     (16,090)
                                                                                   --------     --------
         Total liabilities and shareholders' deficit.............................  $100,546     $ 72,418
                                                                                   ========     ========
THE SIMON OPERATING PARTNERSHIP'S SHARE OF:
         Total assets............................................................  $ 80,437     $ 57,934
                                                                                   ========     ========
         Shareholders' deficit...................................................  $(20,612)    $(16,875)
                                                                                   ========     ========



                                                                                  FOR THE          FOR THE
                                                            FOR THE YEAR        PERIOD FROM      PERIOD FROM
                                                           ENDED DECEMBER       DECEMBER 20,      JANUARY 1,
                                                                 31,              1993 TO          1993 TO
                                                          -----------------     DECEMBER 31,     DECEMBER 19,
                STATEMENTS OF OPERATIONS                   1995      1994           1993             1993
--------------------------------------------------------  -------   -------     ------------     ------------
REVENUE:
  Management fees.......................................  $20,106   $18,587        $  707          $ 31,747
  Development and leasing fees..........................   15,451     9,683           763             6,874
  Cost-sharing income and other.........................    7,561    10,077           214             2,691
                                                          --------  --------       ------           -------
         Total revenue..................................   43,118    38,347         1,684            41,312
EXPENSES:
  Operating expenses....................................   31,163    27,944         1,388            40,944
  Depreciation..........................................    2,275     1,406            51             1,723
  Interest..............................................    7,694     8,623           253                --
    Total expenses......................................   41,132    37,973         1,692            42,667
                                                          --------  --------       ------           -------
OPERATING INCOME (LOSS).................................    1,986       374            (8)           (1,355)
                                                          --------  --------       ------           -------
LOSS ON DISPOSITION OF ASSETS...........................   (4,907)       --            --                --
NET INCOME (LOSS).......................................   (2,921)      374            (8)           (1,355)
                                                          --------  --------       ------           -------
PREFERRED DIVIDENDS.....................................    1,400     1,400            --                --
NET LOSS AVAILABLE FOR COMMON SHAREHOLDERS..............  $(4,321)  $(1,026)       $   (8)         $ (1,355)
                                                          ========  ========       ======           =======
SIMON OPERATING PARTNERSHIP'S SHARE OF NET LOSS.........  $(3,737)  $(1,101)       $   (8)
                                                          ========  ========       ======

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

     The Simon Operating Partnership manages all Wholly Owned Properties, and, accordingly, it reimburses the Administrative Services Partnership ("ASP") for costs incurred, including management, leasing, development, accounting, legal, marketing, and management information systems. Substantially all employees (other than direct field personnel) are employed by ASP which is owned 1% by the Simon Operating Partnership and 99% by the Management Company. The Management Company's Statements of Operations report costs net of amounts reimbursed by the Simon Operating Partnership. The Simon Operating Partnership's share of allocated common costs was $21,874 and $15,619 for 1995 and 1994, respectively.



     Common costs are allocated based on payroll and related costs. In management's opinion, allocations under the cost-sharing arrangement are reasonable. The Simon Operating Partnership's share of common costs and management fees for the twelve days ended December 31, 1993 were not significant. Allocated property operating expenses related to management, development, leasing, financing and advisory services totaled $16,379 for the period from January 1, 1993 to December 19, 1993.



     The Management Company provides management, leasing, development, accounting, legal, marketing and management information systems services to MSA, Minority Interest Properties, Joint Venture Properties and non-owned managed properties. Management, development and leasing fees charged to the Simon Operating Partnership relating to the Minority Interest Properties were $5,353 and $2,352 for the years ended December 31, 1995 and 1994, respectively. Fees for services provided by the Management Company to MSA were $4,572 and $7,239 for the years ended December 31, 1995 and 1994, respectively, and are included in cost-sharing income and other in the Management Company's Statements of Operations.



     Amounts payable by the Simon Operating Partnership under the cost-sharing arrangement and management contracts were $1,175 and $2,499 at December 31, 1995 and 1994, respectively, and are reflected in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.


9.  INDEBTEDNESS

     Mortgages and other notes payable consists of the following:

                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1995           1994
                                                                  ----------     ----------
    Unsecured revolving credit facility, with variable interest
      rate of 7.18% at December 31, 1995, due August 7, 1998....  $  196,000     $       --
    Term loan, unsecured, with variable interest rate, due
      September 21, 1996........................................          --         75,000
    $100,000 Revolving loan, secured by Properties, with
      variable interest rate, due March 15, 1997................          --         87,899
    $150,000 Revolving loan, unsecured, with variable interest
      rate, due November 30, 1997...............................          --        124,139
    Mortgages and other notes payable with fixed interest rates ranging from 5.81% to 10.00% (weighted average rate of
      7.81%) at December 31, 1995, due at various dates through
      2026......................................................   1,232,360      1,189,900
    Mortgages and other notes payable with variable interest
      rates ranging from 4.67% to 7.19% (weighted average rate
      of 6.55%) at December 31, 1995, due at various dates
      through 2000..............................................     530,000        461,153
    Construction loan with variable interest rate of 7.79% at
      December 31, 1995 due on February 1, 1999.................      22,399             --
                                                                  ----------     ----------
                                                                  $1,980,759     $1,938,091
                                                                  ==========     ==========

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

  Credit Facilities


     On August 7, 1995, the Simon Operating Partnership closed on a new $400,000 unsecured revolving credit facility which replaced the Simon Operating Partnership's secured and unsecured lines of credit. The new facility currently bears interest at London Interbank Offering Rate ("LIBOR") plus 132.5 basis points, an improvement of 67.5 basis points over the previous unsecured facility, and an improvement of 17.5 basis points over the previous secured facility. Further, the new facility removes the first mortgages and negative pledges on certain of the Simon Operating Partnership's Properties and provides for different pricing based upon the Simon Operating Partnership's investment grade rating. This facility contains financial covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and a minimum equity value. Significant borrowings on the line include an initial draw of $144,000 used to pay off the existing revolving credit facilities and purchase a controlling 75% interest in The Shops at Sunset Place, a draw of $38,500 for the acquisition of the remaining ownership interest of East Towne Mall, a draw of $87,000 of which approximately $55,700 was used to acquire a 25% interest in the joint venture which purchased Smith Haven Mall, with the remainder used to acquire a 50% partnership interest in a parcel of land to be used to develop a regional mall in Westbury (Long Island), New York. A significant pay-down occurred on October 27, 1995, when the Company completed a $100,000 private placement of 4,000,000 shares of convertible preferred stock. In exchange for Preferred Units, the net proceeds were contributed by the Company to the Simon Operating Partnership and $99,000 was used to pay down the balance on the unsecured revolving credit facility. The facility is subject to renewal in August 1998. As of December 31, 1995, $196,000 was outstanding on the line, with $204,000 available.


     The term loan which carried interest at LIBOR plus 175 basis points (7.75% at December 31, 1994) was paid off, resulting in an extraordinary loss of $248. This payoff was accomplished with proceeds from the Company's 6,000,000 share add-on offering.

     The secured revolving loan which carried interest at LIBOR plus 150 basis points (7.625% at December 31, 1994) was paid off, resulting in an extraordinary loss of $733. This payoff was accomplished with proceeds from the new unsecured revolving credit facility.

     The unsecured revolving loan which carried interest at LIBOR plus 200 basis points (8.217% at December 31, 1994) was paid off, resulting in an extraordinary loss of $1,332. This payoff was accomplished with the remaining proceeds of the 6,000,000 share add-on offering, the related underwriter's over-allotment option of 241,845 shares, and the use of the new unsecured revolving credit facility.

  Fixed and Variable Mortgages


     Fixed-rate and variable-rate mortgages as of December 31, 1995 were $1,762,360. The following is a summary of significant mortgage debt activity. On December 1, 1994, the Simon Operating Partnership refinanced two mortgages totaling $49,816. These loans would have matured May 28, 2020, and carried interest at 11.0% and 13.5%. Under the terms of the debt agreements, the lender was entitled to additional contingent interest to be determined by 50% of the appreciated value of the Property, which totaled $27,184 as of the refinancing date. The prepayment totaling $77,000 was accomplished using a $50,000 bridge loan and $27,000 in cash. The bridge loan carried interest at a variable rate and had a maturity date of December 1, 1995. The $27,184 contingent interest payment relating to this transaction is considered unusual because none of the debt agreements relating to the other Properties have similar equity participation features. Therefore, the additional contingent interest paid has been reflected as a separate line in the Consolidated Statements of Operations. On February 6, 1995, a $50,000 secured financing was obtained and the bridge loan was repaid. This financing, secured by one of the Properties, bears interest at a variable rate and matures January 12, 2000. An interest rate cap was purchased which caps LIBOR at 8.70% and expires January 12, 2000. The cost of the interest-rate protection agreement of $1,050 will be amortized over the life of the agreement. Refinancing and

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP other activities related to East Towne Mall, Crossroads Mall and White Oaks Mall which impact mortgage debt are described in Notes 2 and 4.

     Many of the investment properties are pledged as collateral to secure the related mortgage notes. The mortgage notes are non-recourse but have a partial guarantee by the Simons and other limited partners of approximately $426,777. The mortgages and other notes payable are generally due in monthly installments of principal and interest or interest only and mature at various dates through January 1, 2026.

     Certain of the mortgage indebtedness contain cross-default and cross-collateralization features pertaining to certain groups of Properties. Under the cross-default provisions, a default under any mortgage included in the cross-defaulted package constitutes a default under all such mortgages and can lead to acceleration of the indebtedness due on each Property within the collateral package. Pursuant to the cross-collateralization feature, the excess of the value of a Property over the mortgage indebtedness specific to that Property serves as additional collateral for indebtedness against each other Property within that particular financing package.

     With respect to certain loans, the lender participates in a percentage of gross revenues above a specified base or after deduction of debt service and various expenses. Contingent interest incurred under these arrangements was $1,929 and $1,527 for the years ended December 31, 1995 and 1994, respectively, $94 for the period from December 20, 1993 to December 31, 1993, and $2,800 for the period from January 1, 1993 to December 19, 1993.

  Construction Loan


     On February 22, 1995, the Simon Operating Partnership closed a $60,000 construction loan for Cottonwood Mall in Albuquerque, New Mexico. This loan bears interest at the lower of the prime rate plus 25 basis points or LIBOR plus 200 basis points and matures February 1, 1999. The loan contains an option provision to extend the maturity one year. As of December 31, 1995, $22,399 was outstanding.


  Debt Maturity and Other

     As of December 31, 1995, scheduled principal repayments on indebtedness were as follows:

        1996.............................................................  $  159,982
        1997.............................................................     119,023
        1998.............................................................     431,984
        1999.............................................................     250,013
        2000.............................................................     240,225
        Thereafter.......................................................     779,532
                                                                           ----------
                                                                           $1,980,759
                                                                           ==========

     Certain mortgages and notes payable may be prepaid but are generally subject to payment of a yield maintenance premium.


     The unconsolidated partnerships and joint ventures have $410,652 of mortgage and other notes payable at December 31, 1995. The Simon Operating Partnership's share of this debt was $167,644 at December 31, 1995. This debt becomes due in installments over various terms extending to January 1, 2017, with interest rates ranging from 6.13% to 10.07% (weighted average rate of 7.40% at December 31, 1995). The debt matures $5,219 in 1996, $241 in 1997, $60,267 in
1998, $98,786 in 1999, $21,758 in 2000 and $224,381 thereafter.


     Net extraordinary gains (losses) of $(3,285) and $(17,980) for the years ended December 31, 1995 and 1994, respectively, and $(30,481) for the period from December 20, 1993 to December 31, 1993, and $26,189

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP for the period from January 1, 1993 to December 19, 1993 were incurred, resulting from the early extinguishment or refinancing of debt.

  Interest-rate Protection Agreements


     The Simon Operating Partnership has entered into certain interest-rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgage and other notes payable. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $395,879 principal amount of debt. Swap arrangements, which effectively fix the Simon Operating Partnership's interest rate on the respective borrowings, have been entered into for $155,688 principal amount of debt. Costs of the caps ($8,499) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $5,916 as of December 31, 1995. Each cap and swap arrangement, with the exception of two, has a maturity which coincides with the related debt maturity. The Simon Operating Partnership's hedging activity as a result of interest swaps and caps resulted in interest savings of $3,528 and $863 for the years ended December 31, 1995 and 1994, respectively. This did not materially impact the Simon Operating Partnership's weighted average borrowing rate. Following is a summary of the cap and swap arrangements outstanding as of December 31, 1995:


      INTEREST-RATE PROTECTION     NOTIONAL
              AGREEMENT             AMOUNT        INTEREST RATE       CAP/SWAP MATURITY
    -----------------------------  --------     ------------------    -----------------
    Caps:........................  $100,000     (1)                   March 13, 1997
                                     95,676     LIBOR up to 5.00%     December 31, 1998(2)
                                     35,774     LIBOR up to 5.00%     December 31, 1998(2)
                                     89,000     (3)                   December 23, 1996
                                     25,429     LIBOR up to 5.00%     December 31, 1998
                                     50,000     LIBOR up to 8.70%     January 12, 2000
                                   --------
         Total Caps..............   395,879
    Swaps:.......................    30,000     LIBOR up to 5.15%     February 28, 1997
                                     63,450     LIBOR up to 4.81%     December 27, 1996
                                     62,238     LIBOR up to 5.12%     January 3, 1997  (4)
                                   --------
         Total Swaps.............   155,688
                                   --------
         Total Caps and Swaps....  $551,567
                                   ========

---------------
(1) LIBOR is initially capped at 7.5% through maturity; however, if LIBOR should equal or exceed 8.75% between monthly reset dates, then LIBOR will be capped at 8.5% for that period only.

(2) The principal amounts of the two-tranche debt facility being capped are $85,571 and $45,879.

(3) LIBOR cap rate may fluctuate, initially capped at 7.00% through December 23, 1996. If LIBOR increases more than 60 basis points between monthly reset dates, the cap will be increased by 0.25% but shall not exceed 8.25%. Payment for any reference period is limited to 9.00% less the then-applicable cap. The principal amount of the debt is $89,701.

(4) The counterparty has the option to extend the swap up to the debt maturity of December 31, 1997. The principal amount of the debt is $77,200.

  $500,000 Shelf Registration


     On December 15, 1995, a shelf registration for $500,000 of non-convertible investment grade debt securities of the Simon Operating Partnership became effective. The securities may be offered from time to time as needed, at prices and terms to be stated at the time of such offerings.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

10.  RENTALS UNDER OPERATING LEASES


     The Simon Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under non-cancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1995, are as follows:


        1996.............................................................  $  286,460
        1997.............................................................     266,589
        1998.............................................................     249,073
        1999.............................................................     222,135
        2000.............................................................     191,628
        Thereafter.......................................................     698,559
                                                                           $1,914,444


     Approximately 2.8% of future minimum rents to be received are attributable to leases with JCPenney, Inc., an affiliate of a limited partner in the Simon Operating Partnership.


11.  STOCK OPTION PLANS


     The Company and the Simon Operating Partnership adopted an Employee Stock Plan (the "Employee Plan"). The Company also adopted a Director Stock Option Plan (the "Director Plan" and, together with the Employee Plan, the "Stock Option Plans") for the purpose of attracting and retaining eligible officers, directors and employees. The Company has reserved for issuance 4,595,000 shares of common stock under the Employee Plan and 100,000 shares of common stock under the Director Plan. If stock options granted in connection with the Stock Option Plans are exercised at any time or from time to time, the partnership agreement requires the Company to sell to the Simon Operating Partnership, at fair market value, shares of the Company's common stock sufficient to satisfy the exercised stock options. The Company also is obligated to purchase Units for cash in an amount equal to the fair market value of such shares.


  Employee Plan


     The Employee Plan is currently administered by the Company's Compensation Committee (the "Committee"). During the ten-year period following the adoption of the Employee Plan, the Committee may, subject to the terms of the Employee Plan and in certain instances subject to board approval, grant to key employees (including officers and directors who are employees) of the Simon Operating Partnership or its "affiliates" (as defined in the Employee Plan) the following types of awards: stock options (including options with a reload feature), stock appreciation rights, performance units and shares of restricted or unrestricted common stock. Awards granted under the Employee Plan become exercisable over the period determined by the Committee. The exercise price of an option may not be less than the fair market value of the shares of the common stock on the date of grant. The options vest 40% on the first anniversary of the date of grant, an additional 30% on the second anniversary of the grant date and become fully vested three years after the grant date. The options expire ten years from the date of grant.


  Director Plan

     Directors of the Company who are not also employees of the Company or its "affiliates" (as defined in the Director Plan) participate in the Director Plan. Under the Director Plan, each eligible director is automatically granted options ("Director Options") to purchase 5,000 shares of common stock upon the director's initial election to the Board of Directors and 3,000 shares of common stock upon each reelection of

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP the director to the Board of Directors. The exercise price of the options is equal to 100% of the fair market value of the Company's common stock on the date of grant. Director Options become exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of the Company occurs and will remain exercisable through the tenth anniversary of the date of grant (the "Expiration Date"). Prior to their Expiration Dates, Director Options will terminate 30 days after the optionee ceases to be a member of the Board of Directors.

     Information relating to the Stock Option Plans from inception through December 31, 1995 is as follows:

                                               DIRECTOR PLAN                    EMPLOYEE PLAN
                                         --------------------------     -----------------------------
                                                      OPTION PRICE                      OPTION PRICE
                                         OPTIONS       PER SHARE         OPTIONS         PER SHARE
                                         -------     --------------     ----------     --------------
SHARES UNDER OPTION AT DECEMBER 20,
  1993.................................       --     $           --             --     $           --
Granted................................   25,000              22.25        735,000              22.25
                                          ------     --------------      ---------     --------------
SHARES UNDER OPTION AT JANUARY 1,
  1994.................................   25,000              22.25        735,000              22.25
Granted................................   15,000              27.00      1,363,272      23.44 - 25.25
Exercised..............................       --                 --             --                 --
Forfeited..............................       --                 --        (28,125)             23.44
                                          ------     --------------      ---------     --------------
SHARES UNDER OPTION AT DECEMBER 31,
  1994.................................   40,000      22.25 - 27.00      2,070,147      22.25 - 25.25
Granted................................   15,000              24.94             --                 --
Exercised..............................       --                 --         (6,876)             23.44
Forfeited..............................       --                 --        (49,137)     23.44 - 25.25
                                          ------     --------------      ---------     --------------
SHARES UNDER OPTION AT DECEMBER 31,
  1995.................................   55,000     $22.25 - 27.00      2,014,134     $22.25 - 25.25
                                          ======     ==============      =========     ==============
Options exercisable at December 31,
  1995.................................   40,000     $22.25 - 27.00      1,027,464     $22.25 - 25.25
                                          ======     ==============      =========     ==============
SHARES AVAILABLE FOR GRANT AT DECEMBER
  31, 1995.............................   45,000                         1,580,866
                                          ======                         =========

  Stock Incentive Program


     In October 1994, under the Employee Plan of the Company and the Simon Operating Partnership, the Company's Compensation Committee approved a five-year Stock Incentive Program, under which restricted stock award shares have been granted to certain employees at no cost. The outstanding restricted stock award shares vest in four installments of 25% each on January 1 of each year following the year in which the restricted shares are awarded. The cost of restricted stock awards, based on the stock's fair market value at the determination dates, is charged to shareholders' equity and subsequently amortized against earnings of the Simon Operating Partnership over the vesting period.


     On March 22, 1995, an aggregate of 1,000,000 shares of restricted stock was awarded to 50 executives, subject to the performance standards and other terms of the Stock Incentive Program, described above. During 1995, 144,196 shares of common stock were granted under the Stock Incentive Program and subsequently, 885 of these shares were forfeited, leaving 143,311 shares of common stock outstanding under restricted stock awards at December 31, 1995. Forfeited shares under the Stock Incentive Program are available for reissuance under the Employee Plan. Approximately $918 was amortized in 1995 relating to this program.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

12.  PARTNERSHIP AGREEMENT AND EXCHANGE RIGHTS


     In December 1995, Unitholders approved the amendment and restatement of the Simon Operating Partnership's partnership agreement to allow for the issuance of Preferred Units, and certain other changes to the agreement.



     Pursuant to the Simon Operating Partnership Agreement, limited partners in the Simon Operating Partnership have the right at any time after December 1994 to exchange all or any portion of their Units for shares of common stock of the Company on a one-for-one basis or cash, as selected by the Company's Board of Directors. If the Company selects to use cash, the Company can cause the Simon Operating Partnership to redeem the units. The amount of cash to be paid if the exchange right is exercised and the cash option is selected will be based on the trading price of the Company's common stock at that time. The Company has reserved 37,282,628 shares of common stock for possible issuance upon the exchange of Units.



     Such limited partners' exchange rights are not to be included in partners' equity. Accordingly, the accompanying consolidated balance sheets have been retroactively reclassified to reflect the limited partners' interest in the Simon Operating Partnership, measured at redemption value. This reclassification results in a reduction of partners' equity of $822,072 and $864,920 as of December 31, 1995 and 1994, respectively.



     In connection with the merger of the Company and DeBartolo which was completed August 9, 1996, the Simon Operating Partnership agreement was amended eliminating the exchange right provision. However, the limited partners' in the Simon Operating Partnership exchanged their interest for limited partnership units of Simon DeBartolo Group L.P.(SDG LP). SDG LP became the primary operating partnership of the Company following the merger. Further SDG LP extended exchange rights to its limited partners' similar to the rights previously held by the limited partners of the Simon Operating Partnership. On November 13, 1996, an agreement was reached between the Company and SDG, LP which restricts the Company's ability to cause SDG, LP to redeem for cash the limited partners' units without contributing cash to SDG, LP as partners' equity sufficient to effect the redemption. If sufficient cash is not contributed, the Company will be deemed to have elected to acquire the limited partners' units for shares of the Company's common stock. Accordingly, prospectively the limited partners' interest in the Simon Operating Partnership and SDG, LP will be reflected in the partnerships consolidated balance sheets as partners' equity at historical carrying value. Previous transfers of limited partners' equity interest will be reversed. This reversal occurred in the separate financial statements of the Simon Operating Partnership, effective August 9, 1996.


13.  EMPLOYEE BENEFIT PLAN

  401(k) Plan


     The Simon Operating Partnership and affiliated entities maintain a tax-qualified retirement savings plan for eligible employees which contains a cash or deferred arrangement permitting participants to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals will be matched at specified percentages and annual contributions of 3% of eligible employees' compensation will be made. The Simon Operating Partnership contributed $1,716, $1,628 and $39 to the plan in 1995, 1994 and for the period from December 20, 1993 to December 31, 1993, respectively.



     Except for the 401(k) plan, Simon Operating Partnership offers no other postretirement or postemployment benefits to its employees.


     MSA had two defined contribution plans (the "Plans") for the benefit of eligible employees. Both Plans covered the Properties' employees as well as other employees of MSA. MSA made a required contribution to the Retirement Plan and a discretionary contribution to the Matching Savings Plan pursuant to the terms of both Plans. Under the Matching Savings Plan, employees could elect to defer a portion of their salary, for which MSA made a matching contribution. MSA could also make additional discretionary contributions. The

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

Predecessor's share of amounts contributed by MSA to the Plans totaled approximately $1,587 for the period from January 1, 1993 to December 19, 1993.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 requires disclosure about fair value for all financial instruments. The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses are reasonable estimates of their fair values because of the short maturity of these financial instruments. The carrying value of variable-rate mortgages and other loans and interest-rate protection agreements represents their fair values. The fair value of fixed-rate mortgages and other notes payable approximates their carrying value at December 31, 1994. The fair value and carrying value of fixed-rate mortgages and other notes payable at December 31, 1995 was approximately $1,375,000 and $1,232,000, respectively. At December 31, 1995 and 1994, the estimated discount rates were 7.00% and 7.63%, respectively. The fair value of the interest-rate protection arrangements at December 31, 1995 was $3,900.

15.  COMMITMENTS AND CONTINGENCIES

  Litigation


     The Simon Operating Partnership currently is not subject to any material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on Simon Operating Partnership's financial position or results of operations.


  Financing Commitments


     On February 13, 1996, the Simon Operating Partnership acquired a 50% joint venture interest in The Tower Shops at Stratosphere, a 122,000-square-foot entertainment and retail development project currently under development in Las Vegas, Nevada. The entity has a 15% equity commitment of approximately $6,350 to construction costs, before the remaining construction costs totaling approximately $36,000 will be advanced by the lender.



     The Simon Operating Partnership has agreed to funding commitments of up to $15,000 relating to the construction of the Ontario Mills project.


  Lease Commitments


     As of December 31, 1995, a total of 27 of the Properties are subject to ground leases. The termination dates of these ground leases range from 1998 to 2085. These ground leases generally require payments by the Simon Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense incurred by the Simon Operating Partnership for the years ended December 31, 1995 and 1994 was $6,700 and $5,808, respectively, and was $102 for the period from December 20, 1993 to December 31, 1993. Ground lease expense incurred by the Predecessor for the period from January 1, 1993 to December 19, 1993 was $4,168.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

     Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

        1996............................................................    $  3,581
        1997............................................................       3,806
        1998............................................................       3,799
        1999............................................................       3,805
        2000............................................................       3,815
        Thereafter......................................................     145,206
                                                                            --------
                                                                            $164,012
                                                                            ========

  Environmental Matters


     Substantially all of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on Simon Operating Partnership's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.


  Other


     The Simon Operating Partnership's partner in Rolling Oaks Mall has the right to transfer its ownership interest to the Simon Operating Partnership in exchange for Units based on the fair market value of the ownership interest at the time of the exchange. This right expires on January 1, 2002. Rolling Oaks Mall is a Joint Venture Property accounted for using the equity method of accounting.


16.  NEW ACCOUNTING PRONOUNCEMENTS


     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures, beginning after the effective date of January 1, 1996, of net income and earnings per Unit as if the fair value method has been applied. The Simon Operating Partnership has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, the standard will not have an effect on the consolidated financial statements.

              SIMON PROPERTY GROUP, L.P. AND SIMON PROPERTY GROUP

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly 1995 and 1994 data is as follows:

                                               FIRST      SECOND     THIRD      FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                              --------   --------   --------   --------   --------
1995
Total revenue                                 $129,490   $130,765   $138,042   $155,360   $553,657
Operating income............................    58,865     58,115     64,191     69,965    251,136
Income before extraordinary items...........    22,207     23,528     26,946     28,824    101,505
Net income available to Unitholders.........    22,207     23,280     24,310     26,933     96,730
Net income before extraordinary items per         0.26       0.25       0.28       0.29       1.08
  Unit......................................
Net income per Unit.........................  $   0.26   $   0.25   $   0.25   $   0.28   $   1.04
1994
Total revenue...............................  $104,987   $111,809   $120,528   $136,352   $473,676
Operating income............................    45,540     49,473     51,485     67,800    214,298
Income before extraordinary items...........    17,809     19,053     21,694      1,752     60,308
Net income (loss) available to                  15,528     12,179     15,577       (956)    42,328
  Unitholders...............................
Net income before extraordinary items per         0.21       0.23       0.26       0.02       0.72
  Unit......................................
Net income (loss) per Unit..................  $   0.19   $   0.14   $   0.18   $  (0.01)  $   0.50

     Due to the cyclical nature of earnings available to Unitholders and the issuance of additional Units, the sum of the quarterly earnings per Unit in 1994 varies from the annual earnings per Unit. Income before extraordinary items in the fourth quarter of 1994 included $27,184 of a non-recurring interest payment.


18.  SUBSEQUENT EVENTS


  The Forum Shops at Caesars


     On February 23, 1996, the Simon Operating Partnership borrowed the initial $100,000 tranche from a $184,000 two tranche loan facility for Forum and retired the existing $89,701 mortgage debt for Forum. The initial funding bears interest at LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds will be used to provide funds for the approximately 250,000-square-foot expansion of this Property.


  Smith Haven Mall

     On March 8, 1996, the joint venture which owns Smith Haven Mall entered into an agreement to finance $115,000 of the purchase price of Smith Haven Mall with a 10-year interest-only mortgage which carries interest at 113 basis points over 10-year treasury bills. Proceeds from the loan will be used to repay a portion of the partners' equity contributions made at the time of the Property acquisition.

  Definitive Agreement to a Merger with DeBartolo Realty Corporation

     On March 26, 1996, the Company and DeBartolo Realty Corporation ("DeBartolo") announced that they have reached an agreement in principle, approved by their respective boards of directors, to merge the two companies. Under the terms of the agreement, DeBartolo shareholders will receive 0.68 shares of the Company's common stock for each share of DeBartolo common stock owned. The transaction is subject to the approval of the shareholders of both companies and customary regulatory and other conditions. A definitive agreement was signed on March 28, 1996.

  Distributions Declared

     On March 22, 1996, the Board of Directors of the Company approved a $0.4925 distribution on each Unit payable on April 26, 1996 to Unitholders of record on April 12, 1996.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                ON SCHEDULE III


To Simon Property Group, Inc.:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SIMON PROPERTY GROUP, L.P. included in this Form 10-K, and have issued our report thereon dated February 14, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule is the responsibility of Simon Property Group, L.P.'s management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Indianapolis, Indiana

November 13, 1996

                           SIMON PROPERTY GROUP, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                             (DOLLARS IN THOUSANDS)

                                                                    SCHEDULE III

                                                                                                                GROSS
                                                                                                               AMOUNTS
                                                                                                                 AT
                                                                                                                WHICH
                                                                                         COST CAPITALIZED      CARRIED
                                                                                           SUBSEQUENT TO         AT
                                                                                                                CLOSE
                                                                                                                 OF
                                                                   INITIAL COST             ACQUISITION        PERIOD
                                                              ----------------------   ---------------------   -------
                                                                         BUILDINGS               BUILDINGS
                                                                            AND                     AND
               NAME, LOCATION                 ENCUMBRANCES     LAND     IMPROVEMENTS    LAND    IMPROVEMENTS    LAND
--------------------------------------------  -------------   -------   ------------   ------   ------------   -------
REGIONAL MALLS
Alton Square, Alton, IL.....................     $     0      $   154     $  7,641     $    0     $    559     $   154
Amigoland Mall, Brownsville, TX.............           0        1,045        4,518          0          198       1,045
Anderson Mall, Anderson, SC.................      19,000        1,838       18,122      1,363        1,816       3,201
Barton Creek Square, Austin, TX.............      64,293        4,413       20,699        771       13,172       5,184
Battlefield Mall, Springfield, MO...........      51,721        4,040       29,783      3,225       26,199       7,265
Broadway Square, Tyler, TX..................           0       11,470       32,450          0          466      11,470
Century Consumer Mall, Merrillville, IN.....           0        2,190        9,589          0          402       2,190
Charles Town Square, Charleston, SC.........           0          593        2,825        500          334       1,093
Cielo Vista Mall, El Paso, TX...............      59,296        1,307       18,512        608       12,063       1,915
College Mall, Bloomington, IN...............      43,973        1,012       16,245        722       13,039       1,734
Crossroads Mall, Omaha, NE..................      41,440          884       37,293        409       20,237       1,293
East Towne Mall, Knoxville, TN..............      55,000        5,269       22,965      3,699       18,827       8,968
Eastgate Consumer Mall, Indianapolis, IN....      25,429          425        4,722        187        2,657         612
Eastland Mall, Tulsa, OK....................      30,000        3,124       24,035        518        5,508       3,642
Forest Mall, Fond Du Lac, WI................      12,800          757        4,498          0          572         757
Forest Village Park, Forestville, MD........      20,600        1,212        4,625        757        3,179       1,969
Fremont Mall, Fremont, NE...................           0           26        1,280        265          621         291
Golden Ring Mall, Baltimore, MD.............      29,750        1,130        8,955        572        5,921       1,702
Greenwood Park Mall, Greenwood, IN..........      36,829        2,606       23,500      5,275       49,760       7,881
Heritage Park, Midwest City, OK.............           0          620        6,213          0          584         620
Hutchinson Mall, Hutchison, KS..............      11,523        1,777       18,427          0        2,154       1,777
Independence Center, Independence, MO.......           0        5,591       45,822          0          995       5,591
Ingram Park Mall, San Antonio, TX...........      56,681          820       17,182        169        9,661         989
Irving Mall, Irving, TX.....................      43,734       11,490       17,479      2,533        4,820      14,023
Jefferson Valley Mall, Yorktown, NY.........      50,000        4,869       30,304          0        2,226       4,869
La Plaza, McAllen, TX.......................      51,015        2,194        9,828          0        1,117       2,194
Lincolnwood Town Center, Lincolnwood, IL....      63,079       11,197       64,540         28          616      11,225
Longview Mall, Longview, TX.................      22,100          278        3,602        124        1,971         402
Machesney Park Mall, Rockford, IL...........           0          613        7,460        120        1,894         733
Markland Mall, Kokomo, IN...................      10,000            0        7,568          0          566           0
Mc Cain Mall, N. Little Rock, AK............      26,522            0        9,515          0        5,330           0
Memorial Mall, Sheboygan, WI................           0          175        4,881          0          242         175
Midland Park Mall, Midland, TX..............      22,500          704        9,613          0        1,100         704
Miller Hill Mall, Duluth, MN................      34,500        2,537       18,114          0          669       2,537
Mounds Mall, Anderson, IN...................           0            0        2,689          0          699           0
Muncie Mall, Muncie, IN.....................      24,000          210        5,964          0          858         210
North Towne Square, Toledo, OH..............      23,500          579        8,382          0          918         579
Northwoods Mall, Peoria, IL.................           0        1,202       12,779      1,449       16,555       2,651
Orange Park Mall, Orange Park, FL...........           0       13,345       65,173          0          566      13,345


                                               BUILDINGS
                                                  AND                   AMORTIZED       DATE OF
               NAME, LOCATION                 IMPROVEMENTS    TOTAL    DEPRECIATION   CONSTRUCTION
--------------------------------------------  ------------   -------   ------------   ------------
REGIONAL MALLS
Alton Square, Alton, IL.....................    $  8,200     $ 8,354      $  798          1993(Note 3)
Amigoland Mall, Brownsville, TX.............       4,716       5,761         702          1974
Anderson Mall, Anderson, SC.................      19,938      23,139       1,758          1972
Barton Creek Square, Austin, TX.............      33,871      39,055       2,770          1981
Battlefield Mall, Springfield, MO...........      55,982      63,247       4,011          1976
Broadway Square, Tyler, TX..................      32,916      44,386         986          1994(Note 3)
Century Consumer Mall, Merrillville, IN.....       9,991      12,181       1,364          1992(Note 3)
Charles Town Square, Charleston, SC.........       3,159       4,252         377          1976
Cielo Vista Mall, El Paso, TX...............      30,575      32,490       3,482          1974
College Mall, Bloomington, IN...............      29,284      31,018       3,173          1965
Crossroads Mall, Omaha, NE..................      57,530      58,823         780          1994(Note 3)
East Towne Mall, Knoxville, TN..............      41,792      50,760         586          1984
Eastgate Consumer Mall, Indianapolis, IN....       7,379       7,991       1,926          1991(Note 3)
Eastland Mall, Tulsa, OK....................      29,543      33,185       2,519          1986
Forest Mall, Fond Du Lac, WI................       5,070       5,827         683          1973
Forest Village Park, Forestville, MD........       7,804       9,773         786          1980
Fremont Mall, Fremont, NE...................       1,901       2,192         128          1983
Golden Ring Mall, Baltimore, MD.............      14,876      16,578       1,622          1974(Note 3)
Greenwood Park Mall, Greenwood, IN..........      73,260      81,141       5,743          1977
Heritage Park, Midwest City, OK.............       6,797       7,417         812          1978
Hutchinson Mall, Hutchison, KS..............      20,581      22,358       1,784          1985
Independence Center, Independence, MO.......      46,817      52,408       1,444          1994(Note 3)
Ingram Park Mall, San Antonio, TX...........      26,843      27,832       2,701          1979
Irving Mall, Irving, TX.....................      22,299      36,322       3,373          1971
Jefferson Valley Mall, Yorktown, NY.........      32,530      37,399       2,846          1983
La Plaza, McAllen, TX.......................      10,945      13,139       1,033          1976
Lincolnwood Town Center, Lincolnwood, IL....      65,156      76,381       5,201          1990
Longview Mall, Longview, TX.................       5,573       5,975         763          1978
Machesney Park Mall, Rockford, IL...........       9,354      10,087       1,091          1979
Markland Mall, Kokomo, IN...................       8,134       8,134         532          1983
Mc Cain Mall, N. Little Rock, AK............      14,845      14,845       1,930          1973
Memorial Mall, Sheboygan, WI................       5,123       5,298         499          1980
Midland Park Mall, Midland, TX..............      10,713      11,417       1,117          1980
Miller Hill Mall, Duluth, MN................      18,783      21,320       1,700          1973
Mounds Mall, Anderson, IN...................       3,388       3,388         374          1964
Muncie Mall, Muncie, IN.....................       6,822       7,032         990          1975
North Towne Square, Toledo, OH..............       9,300       9,879       1,447          1980
Northwoods Mall, Peoria, IL.................      29,334      31,985       2,981          1983(Note 3)
Orange Park Mall, Orange Park, FL...........      65,739      79,084       1,929          1994(Note 3)

                           SIMON PROPERTY GROUP, L.P.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


                             (DOLLARS IN THOUSANDS)


                                                                    SCHEDULE III

                                                                                                               GROSS
                                                                                                              AMOUNTS
                                                                                                                 AT
                                                                                                               WHICH
                                                                                       COST CAPITALIZED       CARRIED
                                                                                         SUBSEQUENT TO        AT CLOSE
                                                                                                                 OF
                                                               INITIAL COST               ACQUISITION          PERIOD
                                                         ------------------------   -----------------------   --------
                                                                    BUILDINGS AND             BUILDINGS AND
             NAME, LOCATION               ENCUMBRANCES     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS      LAND
----------------------------------------  ------------   --------   -------------   -------   -------------   --------
Prien Lake Mall, Lake Charles, LA.......            0       1,926          2,829        725         2,049        2,651
South Park Mall, Shreveport, LA.........       24,748         855         13,691         74         1,788          929
Southgate Mall, Yuma, AZ................            0       1,817          7,974          0         2,937        1,817
Southtown Mall, Ft. Wayne, IN...........            0       2,059         13,288          0           828        2,059
St Charles Towne Center Waldorf, MD.....       77,200       9,328         52,974      1,180         8,484       10,508
Sunland Park Mall, El Paso, TX..........       40,469       2,896         28,900          0         1,580        2,896
Tippecanoe Mall, Lafayette, IN..........       48,205       4,771          8,474      5,354        29,529       10,125
Towne East Square, Wichita, KS..........       58,138       9,495         18,479      2,042         6,479       11,537
Towne West Square, Wichita, KS..........       40,250         988         21,203         76         2,948        1,064
University Mall, Little Rock, AK........            0         123         17,411          0           286          123
University Mall, Pensacola, FL..........            0       4,741         26,657          0           303        4,741
Valle Vista Mall, Harlingen, TX.........       35,126       1,398         17,266        372         6,637        1,770
West Ridge Mall, Topeka, KS.............       50,552       5,837         34,132        197         2,220        6,034
White Oaks Mall, Springfield, IL........       16,500       3,024         35,692      1,153        12,816        4,177
Wichita Mall, Wichita, KS...............            0           0          4,535          0           285            0
Windsor Park Mall, San Antonio, TX......       15,123       1,194         16,940        130         2,654        1,324
COMMUNITY SHOPPING CENTERS
Arvada Plaza, Arvada, CO................            0          70            342          0         1,724           70
Aurora Plaza, Aurora, CO................            0          35          5,754          0           186           35
Bloomingdale Court, Bloomingdale, IL....       29,009       9,735         26,184          0           481        9,735
Bridgeview Court, Bridgeview, IL........            0         308          3,676          0             0          308
Brightwood Plaza, Indianapolis, IN......            0          65            128          0           136           65
Bristol Plaza, Bristol, VA..............            0          61            325          0             1           61
Grove Towne Center, Buffalo Grove, IL...            0       2,044          6,602          0           779        2,044
Celina Plaza, El Paso, TX...............            0         138            815          0            13          138
Cohoes Commons, Rochester, NY...........            0       1,698          8,426          0            51        1,698
Cook's Discount, Ardmore, OK............            0          80            280          0             1           80
Countryside Plaza, Countryside, IL......            0       1,243          8,507          0           433        1,243
East Towne Commons, Knoxville, TN.......            0       3,921          5,345          0         1,599        3,921
Eastland Plaza, Tulsa, OK...............            0         908          3,709          0             5          908
Forest Plaza, Rockford, IL..............       17,354       4,353         16,818          0           162        4,353
Fox River Plaza, Elgin, IL..............       12,654       2,907          9,453          0            48        2,907


                                          BUILDINGS AND                ACCUMULATED      DATE OF
             NAME, LOCATION               IMPROVEMENTS      TOTAL      DEPRECIATION   CONSTRUCTION
----------------------------------------  -------------   ----------   ------------   ------------
Prien Lake Mall, Lake Charles, LA.......         4,878         7,529          528         1972
South Park Mall, Shreveport, LA.........        15,479        16,408        1,799         1975
Southgate Mall, Yuma, AZ................        10,911        12,728          870         1988(Note 3)
Southtown Mall, Ft. Wayne, IN...........        14,116        16,175        1,582         1969
St Charles Towne Center Waldorf, MD.....        61,458        71,966        5,629         1990
Sunland Park Mall, El Paso, TX..........        30,480        33,376        3,428         1988
Tippecanoe Mall, Lafayette, IN..........        38,003        48,128        2,341         1973
Towne East Square, Wichita, KS..........        24,958        36,495        2,858         1975
Towne West Square, Wichita, KS..........        24,151        25,215        2,858         1980
University Mall, Little Rock, AK........        17,697        17,820        1,894         1967
University Mall, Pensacola, FL..........        26,960        31,701          802         1994(Note 3)
Valle Vista Mall, Harlingen, TX.........        23,903        25,673        2,195         1983
West Ridge Mall, Topeka, KS.............        36,352        42,386        3,197         1988
White Oaks Mall, Springfield, IL........        48,508        52,685        1,533         1977
Wichita Mall, Wichita, KS...............         4,820         4,820          582         1981
Windsor Park Mall, San Antonio, TX......        19,594        20,918        1,974         1976
COMMUNITY SHOPPING CENTERS
Arvada Plaza, Arvada, CO................         2,066         2,136          169         1966
Aurora Plaza, Aurora, CO................         5,940         5,975          661         1966
Bloomingdale Court, Bloomingdale, IL....        26,665        36,400        1,228         1987
Bridgeview Court, Bridgeview, IL........         3,676         3,984          255         1988
Brightwood Plaza, Indianapolis, IN......           264           329           36         1965
Bristol Plaza, Bristol, VA..............           326           387           64         1966
Grove Towne Center, Buffalo Grove, IL...         7,381         9,425          396         1988
Celina Plaza, El Paso, TX...............           828           966           72         1977
Cohoes Commons, Rochester, NY...........         8,477        10,175          823         1984
Cook's Discount, Ardmore, OK............           281           361           54         1969
Countryside Plaza, Countryside, IL......         8,940        10,183          982         1977
East Towne Commons, Knoxville, TN.......         6,944        10,865          394         1990
Eastland Plaza, Tulsa, OK...............         3,714         4,622          299         1987
Forest Plaza, Rockford, IL..............        16,980        21,333          704         1985
Fox River Plaza, Elgin, IL..............         9,501        12,408          397         1985

                           SIMON PROPERTY GROUP, L.P.

                               DECEMBER 31, 1995


                             (DOLLARS IN THOUSANDS)


                                                                    SCHEDULE III

                                                                                                               GROSS
                                                                                                              AMOUNTS
                                                                                                                 AT
                                                                                                               WHICH
                                                                                       COST CAPITALIZED       CARRIED
                                                                                         SUBSEQUENT TO        AT CLOSE
                                                                                                                 OF
                                                               INITIAL COST               ACQUISITION          PERIOD
                                                         ------------------------   -----------------------   --------
                                                                    BUILDINGS AND             BUILDINGS AND
             NAME, LOCATION               ENCUMBRANCES     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS      LAND
----------------------------------------  ------------   --------   -------------   -------   -------------   --------
Greenwood Plus, Greenwood, IN...........            0       1,350          1,792          0           259        1,350
Griffith Park Plaza, Griffith, IN.......            0           0          2,412          0            68            0
Hammond Square, Sandy Springs, GA.......            0           0             27          0             1            0
Ingram Plaza, San Antonio, TX...........            0         421          1,802          4            22          425
Lake Plaza, Waukegan, IL................            0       2,868          6,420          0           152        2,868
Lake View Plaza, Orland Park, IL........       22,169       4,775         17,586          0           198        4,775
Lincoln Crossing, O'Fallon, IL..........          997       1,079          2,692          0             0        1,079
Maplewood Square, Omaha, NE.............            0         466          1,249          0            17          466
Markland Plaza, Kokomo, IN..............            0         210          1,258          0           188          210
Martinsville Plaza, Martinsville, VA....            0           0            584          0            45            0
Marwood Plaza, Indianapolis, IN.........            0          52          3,597          0            31           52
Matteson Plaza, Matteson, IL............       11,159       1,830          9,737          0            49        1,830
Memorial Plaza, Sheyboygan, WI..........            0         250            436          0           129          250
Mounds Mall Cinema, Anderson, IN........            0          88            158          0             1           88
New Castle Plaza, New Castle, IN........            0         130          1,621          0           318          130
North Ridge Plaza, Joliet, IL...........            0       2,831          7,699          0            36        2,831
North Riverside Park Plaza,
  N. Riverside, IL......................        7,908       1,062          2,490          0           136        1,062
Northland Plaza, Columbus, OH...........            0       4,490          8,893          0            18        4,490
Northwood Plaza, Fort Wayne, IN.........            0         304          2,922          0           202          304
Park Plaza, Hopkinsville, KY............            0         300          1,572          0            19          300
Regency Plaza, St. Charles, MO..........        1,878         616          4,963          0           123          616
St. Charles Towne Plaza, Waldorf, MD....       30,887       8,835         19,008          0            64        8,835
Teal Plaza, Lafayette, IN...............            0          99            878          0             8           99
Tippecanoe Plaza, Lafayette, IN.........            0         265            440        305           576          570
Wabash Village, West Lafayette, IN......            0           0            976          0            22            0
West Ridge Plaza, Topeka, KS............        4,612       1,491          4,620          0            12        1,491
White Oaks Plaza, Springfield, IL.......       12,345       3,265         14,267          0            83        3,265
Wood Plaza, Fort Dodge, IA..............            0          45            380          0           655           45
SPECIALITY RETAIL CENTER
The Forum Shops at Caesars,
  Las Vegas, NV.........................       89,701           0         72,866          0         5,307            0
Trolley Square, Salt Lake City, UT......       27,141       4,899         27,539        263         2,024        5,162


                                          BUILDINGS AND                ACCUMULATED      DATE OF
             NAME, LOCATION               IMPROVEMENTS      TOTAL      DEPRECIATION   CONSTRUCTION
----------------------------------------  -------------   ----------   ------------   ------------
Greenwood Plus, Greenwood, IN...........         2,051         3,401          319         1979(Note 3)
Griffith Park Plaza, Griffith, IN.......         2,480         2,480          264         1979
Hammond Square, Sandy Springs, GA.......            28            28            2         1974
Ingram Plaza, San Antonio, TX...........         1,824         2,249          227         1980
Lake Plaza, Waukegan, IL................         6,572         9,440          263         1986
Lake View Plaza, Orland Park, IL........        17,784        22,559          717         1986
Lincoln Crossing, O'Fallon, IL..........         2,692         3,771          118         1990
Maplewood Square, Omaha, NE.............         1,266         1,732          147         1987
Markland Plaza, Kokomo, IN..............         1,446         1,656          189         1975
Martinsville Plaza, Martinsville, VA....           629           629          133         1980
Marwood Plaza, Indianapolis, IN.........         3,628         3,680          242         1962
Matteson Plaza, Matteson, IL............         9,786        11,616          528         1988
Memorial Plaza, Sheyboygan, WI..........           565           815           97         1966
Mounds Mall Cinema, Anderson, IN........           159           247           20         1975
New Castle Plaza, New Castle, IN........         1,939         2,069          219         1966
North Ridge Plaza, Joliet, IL...........         7,735        10,566          414         1985
North Riverside Park Plaza,
  N. Riverside, IL......................         2,626         3,688          311         1977
Northland Plaza, Columbus, OH...........         8,911        13,401          369         1988
Northwood Plaza, Fort Wayne, IN.........         3,124         3,428          324         1977
Park Plaza, Hopkinsville, KY............         1,591         1,891          149         1968
Regency Plaza, St. Charles, MO..........         5,086         5,702          197         1988
St. Charles Towne Plaza, Waldorf, MD....        19,072        27,907          846         1987
Teal Plaza, Lafayette, IN...............           886           985           64         1986
Tippecanoe Plaza, Lafayette, IN.........         1,016         1,586          219         1962
Wabash Village, West Lafayette, IN......           998           998          119         1976
West Ridge Plaza, Topeka, KS............         4,632         6,123          226         1988
White Oaks Plaza, Springfield, IL.......        14,350        17,615          572         1986
Wood Plaza, Fort Dodge, IA..............         1,035         1,080          101         1967
SPECIALITY RETAIL CENTER
The Forum Shops at Caesars,
  Las Vegas, NV.........................        78,173        78,173        6,775         1992
Trolley Square, Salt Lake City, UT......        29,563        34,725        2,869         1986(Note 3)

                           SIMON PROPERTY GROUP, L.P.

                               DECEMBER 31, 1995


                             (DOLLARS IN THOUSANDS)


                                                                    SCHEDULE III

                                                                                                               GROSS
                                                                                                              AMOUNTS
                                                                                                                 AT
                                                                                                               WHICH
                                                                                       COST CAPITALIZED       CARRIED
                                                                                         SUBSEQUENT TO        AT CLOSE
                                                                                                                 OF
                                                               INITIAL COST               ACQUISITION          PERIOD
                                                         ------------------------   -----------------------   --------
                                                                    BUILDINGS AND             BUILDINGS AND
             NAME, LOCATION               ENCUMBRANCES     LAND     IMPROVEMENTS     LAND     IMPROVEMENTS      LAND
----------------------------------------  ------------   --------   -------------   -------   -------------   --------
MIXED-USE PROPERTIES
O Hare International Center,
  Rosemont, IL..........................       27,500         172         60,287          1         3,601          173
Riverway, Rosement, IL..................      131,450       8,738        129,175         16         4,262        8,754
LAND HELD FOR DEVELOPMENT
Cottonwood Mall, Albuquerque, NM........       22,399           0              0      5,993        36,233        5,993
The Shops at Sunset Place,
  South Miami, FL.......................            0      11,898          3,884          0             0       11,898
                                           ----------    --------     ----------    -------      --------     --------
                                           $1,784,759    $242,543    $ 1,488,831    $41,179     $ 371,372     $283,722
                                           ==========    ========     ==========    =======      ========     ========


                                          BUILDINGS AND                ACCUMULATED      DATE OF
             NAME, LOCATION               IMPROVEMENTS      TOTAL      DEPRECIATION   CONSTRUCTION
----------------------------------------  -------------   ----------   ------------   ------------
MIXED-USE PROPERTIES
O Hare International Center,
  Rosemont, IL..........................        63,888        64,061        7,238         1986
Riverway, Rosement, IL..................       133,437       142,191       13,718         1988
LAND HELD FOR DEVELOPMENT
Cottonwood Mall, Albuquerque, NM........        36,233        42,226            0         1993
The Shops at Sunset Place,
  South Miami, FL.......................         3,884        15,782            0         1995
                                            ----------    ----------     --------
                                           $ 1,860,203    $2,143,925     $147,341
                                            ==========    ==========     ========

                           SIMON PROPERTY GROUP, L.P.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

(1) RECONCILIATION OF REAL ESTATE PROPERTIES:

     The changes in real estate assets for the years ended December 31, 1995 and 1994 are as follows:

                                                                     1995           1994
                                                                  ----------     ----------
    Balance, beginning of year..................................  $1,887,122     $1,346,142
      Net book value of real estate exchanged...................          --             --
      Acquisitions..............................................      32,547        205,249
      Improvements..............................................      73,097         52,429
      Disposals.................................................     (12,722)        (1,733)
      Consolidation.............................................     163,881        285,035
                                                                  ----------     ----------
    Balance, close of year......................................  $2,143,925     $1,887,122
                                                                  ==========     ==========

     The aggregate net book value for federal income tax purposes as of December 31, 1995 was $1,826,759.

(2) RECONCILIATION OF ACCUMULATED DEPRECIATION:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1995 and 1994 are as follows:

                                                                     1995           1994
                                                                  ----------     ----------
    Balance, beginning of year..................................  $   68,222     $    1,830
    Depreciation expense........................................      79,126         66,440
    Disposals...................................................          (7)           (48)
                                                                    --------        -------
    Balance, close of year......................................  $  147,341     $   68,222
                                                                    ========        =======


     Depreciation of the Simon Operating Partnership's investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:


     Buildings -- typically 35 years

     Improvements -- shorter of lease term or useful life

(3) NOT DEVELOPED/CONSTRUCTED BY THE SIMONS. THE DATE OF CONSTRUCTION REPRESENTS ACQUISITION DATE.

                               INDEX TO EXHIBITS



                                                                                      SEQUENTIAL
EXHIBITS                                                                              PAGE NO.
---------                                                                             --------
   ***3.1  Second Amended and Restated Agreement of Limited Partnership of the
           Operating Partnership. (Previously filed as Exhibit 10.1.)
     *4.1  Secured Promissory Note and Open-End Mortgage and Security Agreement from
           Simon Property Group, L.P. in favor of Principal Mutual Life Insurance
           Company (Pool 1).
     *4.2  Secured Promissory Note and Open-End Mortgage and Security Agreement from
           Simon Property Group, L.P. in favor of Principal Mutual Life Insurance
           Company (Pool 2).
   ***4.3  Credit Agreement dated as of August 8, 1995 among the Operating Partnership and Morgan Guaranty Trust Company of New York, Union Bank of Switzerland
           and Chemical Bank as Lead Agents.
    *10.1  Noncompetition Agreement dated as of December 1, 1993 between the Company and each of Mclvin Simon and Herbert Simon. (Previously filed as Exhibit
           10.2.)
    *10.2  Noncompetition Agreement dated as of December 1, 1993 between the Company and David Simon. (Previously filed as Exhibit 10.3.)
    *10.3  Restriction and Noncompetition Agreement dated as of December 1, 1993 among the Company and the Management Companies. (Previously filed as Exhibit
           10.4.)
    *10.4  Simon Property Group, L.P. Employee Stock Plan. (Previously filed as
           Exhibit 10.5.)
    *10.5  Simon Property Group, Inc. Director Stock Option Plan. (Previously filed as
           Exhibit 10.6.)
    *10.6  Indemnity Agreement dated as of December 1, 1993 between the Company and its directors and officers. (Previously filed as Exhibit 10.7.)
    *10.7  Option Agreement to acquire the Excluded Retail Properties. (Previously filed as Exhibit 10.10.)
    *10.8  Option Agreement to acquire the Excluded Properties--Land. (Previously filed as Exhibit 10.11.)
    *10.9  Registration Rights Agreement dated as of December 1, 1993 between the
           Company, certain Limited Partners and certain other parties. (Previously filed as Exhibit 10.12.)
   *10.10  Option Agreements dated as of December 1, 1993 between the Management
           Company and the Operating Partnership. (Previously filed as Exhibit 10.20.)
   *10.11  Option Agreement dated as of December 1, 1993 to acquire Development Land.
           (Previously filed as Exhibit 10.22.)
   *10.12  Option Agreement dated December 1, 1993 between the Management Company and the Operating Partnership. (Previously filed as Exhibit 10.25.)
   *10.13  Option Agreement dated December 1, 1993 between Simon Enterprises, Inc. and the Operating Partnership. (Previously filed as Exhibit 10.26.)
   *10.14  Lock-Up Agreement dated December 20, 1993 between MSA and the Operating
           Partnership. (Previously filed as Exhibit 10.27.)
   *10.15  Indemnification Agreement dated December 1, 1993 between MSA and the
           Operating Partnership. (Previously filed as Exhibit 10.28.)
  **10.16  Purchase and Sale Agreement dated December 1, 1994 between the Operating
           Partnership and LaSalle Street Fund Incorporated. (Previously filed as
           Exhibit 10.30.)
  **10.17  Purchase and Sale Agreement dated December 29, 1994 between the Operating
           Partnership and Corporate Property Investors. (Previously filed as Exhibit
           10.31.)
 ***10.18  Operating Agreement of Summit Mall Company, L.L.C. dated February 23, 1995.
           (Previously filed as Exhibit 10.19.)
 ***10.19  Series A Preferred Stock Purchase Agreement between the Company and
           Algemeen Burgerlijk Pensioenfonds dated as of October 27, 1995. (Previously filed as Exhibit 10.20.)
     21.1  List of Subsidiaries of the Company.                                          41
     23.1  Consent of Arthur Andersen LLP.                                               42


---------------

  * Included as an exhibit (numbered as indicated) to the Company's Form 10-K for the fiscal year ended December 31, 1993, File No. 1-12618, and incorporated herein by reference.


 ** Included as an exhibit (numbered as indicated) to the Company's Form 10-K for the fiscal year ended December 31, 1994, File No. 1-12618, and incorporated herein by reference.


*** Included as an exhibit (numbered as indicated) to the Company's Form 10-K for the fiscal year ended December 31, 1995, File No. 1-12618, and incorporated herein by reference.