Form 10-Q/A
period 1996-09-30
SIMON PROPERTY GROUP LP
filed 1996-11-20
CIK 1003023

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-Q/A

                            ------------------------

                               (AMENDMENT NO. 1)

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ TO  _________
COMMISSION FILE NUMBER 33-98364

                            ------------------------

                           SIMON PROPERTY GROUP, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     35-1903854
         (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SIMON PROPERTY GROUP, L.P.

                                   FORM 10-Q
                                     INDEX

                                                                                        PAGE
                                                                                        ----
PART I -- FINANCIAL INFORMATION PAGE
  Item 1: Financial Statements
     Consolidated Condensed Balance Sheets as of September 30, 1996 and December 31,
      1995............................................................................    3
     Consolidated Condensed Statements of Operations for the three-month and
      nine-month periods ended September 30, 1996 and 1995............................    4
     Consolidated Condensed Statements of Cash Flows for the nine-month periods ended
      September 30, 1996 and 1995.....................................................    5
     Notes to Consolidated Condensed Financial Statements.............................    6
  Item 2: Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................................   15
PART II -- OTHER INFORMATION
  Items 1 through 6...................................................................   22
  Signatures..........................................................................   23

                           SIMON PROPERTY GROUP, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (Unaudited and Dollars in Thousands)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
ASSETS:
  Investment properties, at cost...................................   $ 2,392,124       $2,162,161
  Less -- accumulated depreciation.................................       212,751          152,817
                                                                       ----------       ----------
                                                                        2,179,373        2,009,344
  Cash and cash equivalents........................................        44,635           62,721
  Tenant receivables and accrued revenue, net......................       143,095          144,400
  Notes receivable and advances due from Management Company........        63,978          102,522
  Investment in partnerships and joint ventures, at equity.........       136,099          113,676
  Deferred costs, net..............................................        75,531           81,398
  Other assets.....................................................        40,673           42,375
                                                                       ----------       ----------
     Total assets..................................................   $ 2,683,384       $2,556,436
                                                                       ==========       ==========
LIABILITIES AND PARTNERS' EQUITY:
  Mortgages and other notes payable................................   $ 2,136,651       $1,980,759
  Accounts payable and accrued expenses............................       117,330          113,131
  Advance from affiliate...........................................        77,153               --
  Accrued distributions............................................         2,031           48,594
  Cash distributions and losses in partnerships and joint ventures,
     at equity.....................................................        16,796           54,120
  Investment in Management Company.................................        18,415           20,612
  Other liabilities................................................        41,455           19,582
                                                                       ----------       ----------
     Total liabilities.............................................     2,409,831        2,236,798
                                                                       ----------       ----------
COMMITMENTS AND CONTINGENCIES
LIMITED PARTNER'S EQUITY INTEREST, 37,282,628 UNITS OUTSTANDING AS
  OF DECEMBER 31, 1995 AT REDEMPTION VALUE (Note 9)................            --          908,764
PARTNERS' EQUITY:
  Preferred units, 4,000,000 authorized, issued and outstanding....        99,923           99,923
  General Partner, 958,429 and 58,360,195 units outstanding at
     September 30, 1996 and December 31, 1995, respectively........         1,795          135,710
  Special Limited Partners' Interest, 94,884,424 units
     outstanding...................................................       177,710               --
  Adjustment to reflect Limited Partners' equity interest at
     redemption value (Note 9).....................................            --         (822,072)
  Unamortized restricted stock award...............................        (5,875)          (2,687)
                                                                       ----------       ----------
     Total partners' equity (deficit)..............................       273,553         (589,126)
                                                                       ----------       ----------
     Total liabilities, limited partners' equity interest and
       partners' equity (deficit)..................................   $ 2,683,384       $2,556,436
                                                                       ==========       ==========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         (UNAUDITED AND DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                      FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                      ---------------------     ---------------------
                                                        1996         1995         1996         1995
                                                      --------     --------     --------     --------
REVENUE:
  Minimum rent......................................  $ 83,109     $ 75,242     $243,047     $222,701
  Overage rent......................................     5,169        5,982       15,920       15,877
  Tenant reimbursements.............................    49,368       50,536      143,594      140,030
  Other income......................................     8,750        6,282       27,039       19,689
                                                      --------     --------     --------     --------
     Total revenue..................................   146,396      138,042      429,600      398,297
                                                      --------     --------     --------     --------
EXPENSES:
  Property operating................................    28,406       26,647       79,012       72,623
  Depreciation and amortization.....................    26,606       22,015       77,913       65,212
  Real estate taxes.................................    14,662       13,321       43,026       39,854
  Repairs and maintenance...........................     5,725        5,740       18,265       16,926
  Advertising and promotion.........................     4,366        4,093       13,264       12,013
  Provision for doubtful accounts...................       845         (200)       2,596        2,203
  Other.............................................     2,785        2,235        8,399        8,295
                                                      --------     --------     --------     --------
     Total operating expenses.......................    83,395       73,851      242,475      217,126
                                                      --------     --------     --------     --------
OPERATING INCOME....................................    63,001       64,191      187,125      181,171
INTEREST EXPENSE....................................    41,236       36,468      120,370      112,125
                                                      --------     --------     --------     --------
INCOME BEFORE MINORITY INTEREST.....................    21,765       27,723       66,755       69,046
MINORITY INTEREST...................................      (709)        (605)      (1,884)      (1,940)
GAIN ON SALE OF ASSET...............................        88           --           88        2,350
                                                      --------     --------     --------     --------
INCOME BEFORE UNCONSOLIDATED ENTITIES...............    21,144       27,118       64,959       69,456
INCOME FROM UNCONSOLIDATED ENTITIES.................     1,284         (172)       5,270        3,225
                                                      --------     --------     --------     --------
INCOME BEFORE EXTRAORDINARY ITEMS...................    22,428       26,946       70,229       72,681
EXTRAORDINARY ITEMS -- Losses on extinguishments of
  debt..............................................    (2,530)      (2,636)      (2,795)      (2,884)
                                                      --------     --------     --------     --------
NET INCOME..........................................    19,898       24,310       67,434       69,797
GENERAL PARTNER PREFERRED UNIT REQUIREMENT..........    (2,032)          --       (6,094)          --
                                                      --------     --------     --------     --------
NET INCOME AVAILABLE TO UNITHOLDERS.................  $ 17,866     $ 24,310     $ 61,340     $ 69,797
                                                      ========     ========     ========     ========
NET INCOME AVAILABLE TO UNITHOLDERS ATTRIBUTABLE TO:
  General Partner...................................  $  4,559     $ 14,774     $ 31,125     $ 41,368
  Limited Partners..................................    13,307        9,536       30,215       28,429
                                                      --------     --------     --------     --------
                                                      $ 17,866     $ 24,310     $ 61,340     $ 69,797
                                                      ========     ========     ========     ========
EARNINGS PER UNIT:
  Income before extraordinary items.................  $   0.23     $   0.28     $   0.73     $   0.79
  Extraordinary items...............................     (0.02)       (0.03)       (0.03)       (0.03)
                                                      --------     --------     --------     --------
          Net income................................  $   0.21     $   0.25     $   0.70     $   0.76
                                                      ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                           SIMON PROPERTY GROUP, L.P.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (Unaudited and dollars in thousands)

                                                                             FOR THE NINE MONTHS
                                                                             ENDED SEPTEMBER 30
                                                                           -----------------------
                                                                             1996          1995
                                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................................  $  67,434     $  69,797
Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization..........................................     83,976        71,761
  Losses on extinguishments of debt......................................      2,795         2,888
  Gain on sale of asset..................................................        (88)       (2,350)
  Straight-line rent.....................................................        534        (1,237)
  Minority interest......................................................      1,884         1,940
  Equity in income of unconsolidated entities............................     (5,270)       (3,225)
Changes in assets and liabilities
  Tenant receivables and accrued revenue.................................      4,954         3,727
  Deferred costs and other assets........................................     (4,381)       (9,420)
  Accounts payable, accrued expenses and other liabilities...............     (5,197)       (4,337)
                                                                           ---------     ---------
     Net cash provided by operating activities...........................    146,641       129,544
                                                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions...........................................................    (43,941)      (31,155)
  Capital expenditures...................................................    (95,741)      (61,510)
  Cash of consolidated joint ventures....................................      1,695         4,346
  Proceeds from sale of asset............................................        399         2,550
  Investments in unconsolidated entities.................................    (51,907)      (19,696)
  Distributions from unconsolidated entities.............................     34,493         4,274
  Loan repayment from Management Company.................................     38,553            --
                                                                           ---------     ---------
     Net cash used in investing activities...............................   (116,449)     (101,191)
                                                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Partnership contributions..............................................        (62)      142,130
  Minority interest distributions........................................     (3,610)       (2,823)
  Partnership distributions..............................................   (161,582)     (130,643)
  Advances from SDG, L.P.................................................     77,153            --
  Proceeds from borrowings, net of transaction costs.....................    266,048       359,338
  Mortgage, bond and other payments......................................   (226,225)     (428,511)
                                                                           ---------     ---------
     Net cash used in financing activities...............................    (48,278)      (60,509)
                                                                           ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................    (18,086)      (32,156)
CASH AND CASH EQUIVALENTS, beginning of period...........................     62,721       105,139
                                                                           ---------     ---------
CASH AND CASH EQUIVALENTS, end of period.................................  $  44,635     $  72,983
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

     The accompanying unaudited consolidated condensed financial statements of Simon Property Group, L.P. (the "Simon Operating Partnership" or "SPG, LP") include all the accounts of the Simon Operating Partnership and subsidiaries entities. Properties which are wholly owned or controlled by the Simon Operating Partnership have been consolidated. All significant intercompany amounts have been eliminated.

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

     In connection with the Merger, the general and limited partners of the Simon Operating Partnership, contributed 49.5% (47,442,212 units) of the total outstanding units of partnership interest in the Simon Operating Partnership, to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 units of partnership interest in DRP, LP, whose name has since been changed to Simon DeBartolo Group, L.P. ("SDG, LP"). SDG retained a 50.5% partnership interest (48,400,614 units) in the Simon Operating Partnership, but assigned its rights to receive distributions of profits on 49.5% (47,442,212 units) of the outstanding units of partnership interest in the Simon Operating Partnership, to SDG, LP. The limited partners of the Simon Operating Partnership received a 23.7% partnership interest in SDG, LP (37,282,628 units) for the contribution of their 38.9% partnership interest in the Simon Operating Partnership (37,282,628 units) to SDG, LP. The interests transferred by the partners of the Simon Operating Partnership to DRP, LP have been appropriately reflected at historical costs.

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

NOTE 4 -- CASH FLOW INFORMATION

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1996 was $114,811, as compared to $106,734 for the same period in 1995. Accrued and unpaid distributions as of September 30, 1996 and December 31, 1995 were $2,031, and $48,594, respectively, which includes accrued and unpaid distributions on the units of partnership interest entitled to preferential distribution of cash ("Preferred Units") of $2,031, and $1,490, respectively.

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

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED ENTITIES

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Simon Operating Partnership's investment in and share of income (loss) from such partnerships and joint ventures follow:

                                                                        PARTNERSHIPS AND
                                                                         JOINT VENTURES
                                                                 ------------------------------
                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
    BALANCE SHEETS
    ASSETS:
      Investment properties at cost, net.......................   $ 1,232,388       $1,156,066
      Cash and cash equivalents................................        36,729           52,624
      Tenant receivables.......................................        35,978           35,306
      Other assets.............................................        31,650           32,626
                                                                  -----------      -----------
         Total assets..........................................   $ 1,336,745       $1,276,622
                                                                  ===========      ===========
    LIABILITIES AND PARTNERS' EQUITY:
      Mortgage and other notes payable.........................   $   540,606       $  410,652
      Accounts payable, accrued expenses and other
         liabilities...........................................        97,056          127,322
                                                                  -----------      -----------
         Total liabilities.....................................       637,662          537,974
         Partners' equity......................................       699,083          738,648
                                                                  -----------      -----------
         Total liabilities and partners' equity................   $ 1,336,745       $1,276,622
                                                                  ===========      ===========
    THE SIMON OPERATING PARTNERSHIP'S SHARE OF:
         Total assets..........................................   $   304,383       $  290,802
                                                                  ===========      ===========
    Partners' equity:
      Investment in partnerships and joint ventures, at
         equity................................................       136,099       $  113,676
      Cash distributions and losses in partnerships and
         joint ventures, at equity.............................       (16,796)         (54,120)
                                                                  -----------      -----------
                                                                  $   119,303       $   59,556
                                                                  ===========      ===========

                                                         FOR THE THREE
                                                            MONTHS            FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                      -------------------     -------------------
                                                            PARTNERSHIPS AND JOINT VENTURES
                                                      -------------------------------------------
                                                       1996        1995        1996        1995
                                                      -------     -------     -------     -------
STATEMENTS OF OPERATIONS
REVENUE:
  Minimum rent......................................  $25,742     $19,755     $79,781     $57,606
  Overage rent......................................    1,064         548       2,753       1,678
  Tenant reimbursements.............................   12,569      10,002      40,082      28,651
  Other income......................................    1,170       1,757       7,328      11,064
                                                      -------     -------     -------     -------
     Total revenue..................................   40,545      32,062     129,944      98,999
OPERATING EXPENSES:
  Operating expenses and other......................   15,934      11,019      48,782      32,456
  Depreciation and amortization.....................    9,852       5,310      30,438      15,961
                                                      -------     -------     -------     -------
     Total operating expenses.......................   25,786      16,329      79,220      48,417
                                                      -------     -------     -------     -------
OPERATING INCOME....................................   14,759      15,733      50,724      50,582
INTEREST EXPENSE....................................    8,184       6,648      22,318      21,282
INCOME BEFORE EXTRAORDINARY ITEMS...................    6,575       9,085      28,406      29,300
EXTRAORDINARY ITEMS.................................       --          (9)         --          (9)
                                                      -------     -------     -------     -------
NET INCOME..........................................    6,575       9,076      28,406      29,291
THIRD PARTY INVESTORS' SHARE OF NET INCOME..........    6,617       8,254      25,313      26,060
                                                      -------     -------     -------     -------
SIMON OPERATING PARTNERSHIP'S SHARE OF NET INCOME...  $   (42)    $   822     $ 3,093     $ 3,231
                                                      =======     =======     =======     =======

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

     Summary financial information of the Management Company accounted for using the equity method of accounting and a summary of the Simon Operating Partnership's investment in and share of income from the Management Company follow:

                                                                        MANAGEMENT COMPANY
                                                                   ----------------------------
                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1996            1995
                                                                   -------------   ------------
    BALANCE SHEETS
    ASSETS:
      Current assets.............................................    $  62,874       $ 40,964
      Undeveloped land and mortgage notes........................       18,245         45,769
      Other assets...............................................       24,889         13,813
                                                                      --------       --------
              Total assets.......................................    $ 106,008       $100,546
                                                                      ========       ========
    LIABILITIES AND SHAREHOLDERS' DEFICIT:
      Current liabilities........................................    $  52,584       $ 18,435
      Notes payable and advances due to the Simon Operating
         Partnership at 11%, due 2008............................       71,028        102,522
                                                                      --------       --------
         Total liabilities.......................................      123,612        120,957
         Shareholders' deficit...................................      (17,604)       (20,411)
                                                                      --------       --------
              Total liabilities and shareholders' deficit........    $ 106,008       $100,546
                                                                      ========       ========
    SIMON OPERATING PARTNERSHIP'S SHARE OF:
              Total assets.......................................    $  94,639       $ 80,437
                                                                      ========       ========
              Shareholders' deficit..............................    $ (18,415)      $(20,612)
                                                                      ========       ========

                                                                  MANAGEMENT COMPANY
                                                      -------------------------------------------
                                                            FOR THE                 FOR THE
                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      -------------------     -------------------
                                                       1996        1995        1996        1995
                                                      -------     -------     -------     -------
STATEMENTS OF OPERATIONS
REVENUE:
  Management fees...................................  $ 4,952     $ 4,158     $15,122     $15,113
  Development and leasing fees......................    6,480       6,747      10,928      13,140
  Cost-sharing income and other.....................    1,935       1,706       7,237       5,221
                                                      -------     -------     -------     -------
          Total revenue.............................   13,367      12,611      33,287      33,474
EXPENSES:
  Operating expenses................................    7,953      10,747      21,744      24,983
  Depreciation......................................      693         579       1,947       1,679
  Interest..........................................    1,539       1,999       4,690       5,691
                                                      -------     -------     -------     -------
          Total expenses............................   10,185      13,325      28,381      32,353
                                                      -------     -------     -------     -------
NET INCOME (LOSS)...................................    3,182        (714)      4,906       1,121
Intercompany Profits................................   (1,232)         --      (1,232)         --
                                                      -------     -------     -------     -------
Net Income (Loss) after Intercompany Eliminations...    1,950        (714)      3,674       1,121
PREFERRED DIVIDENDS.................................      350         350       1,050       1,015
                                                      -------     -------     -------     -------
NET INCOME (LOSS) AVAILABLE FOR COMMON
  SHAREHOLDERS......................................  $ 1,600     $(1,064)    $ 2,624     $   106
                                                      =======     =======     =======     =======
SIMON OPERATING PARTNERSHIP'S SHARE OF NET INCOME
  (LOSS)............................................  $ 1,326     $  (994)    $ 2,177     $    (6)
                                                      =======     =======     =======     =======

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

     The following table summarizes the change in the Simon Operating Partnership's partners' equity since December 31, 1995.

                                        SPECIAL LIMITED                     GENERAL PARTNER
                                      PARTNERS' INTEREST     ---------------------------------------------
                                    ----------------------   PREFERRED
                                      UNITS       AMOUNTS      UNITS     AMOUNTS      UNITS       AMOUNTS
                                    ----------    --------   ---------   -------   -----------   ---------
Balance at December 31, 1995....            --        --     4,000,000   $99,923    58,360,195    $(686,362)
Stock Incentive Program.........            --        --            --        --       200,030        4,751
Amortization of stock
  incentive.....................            --        --            --        --            --           --
Adjustment to eliminate limited
  partners' equity interest at
  redemption value..............            --        --            --        --                    822,072
Adjustment to allocate net
  equity of the Operating
  Partnership...................    94,884,424   167,304            --        --   (57,601,796)    (103,175)
Other...........................            --        --            --        --            --          (62)
Distributions...................            --        --            --    (6,094)           --      (66,554)
Net Income......................            --    10,406            --     6,094            --       31,125
                                    ----------   -------     ---------   -------    ----------    ---------
Balance at September 30, 1996...    94,884,424   177,710     4,000,000   $99,923       958,429    $   1,795
                                    ==========   =======     =========   =======    ==========    =========




                                           UNAMORTIZED                   LIMITED PARTNERS
                                            RESTRICTED                -----------------------
                                           STOCK AWARD      TOTAL        UNITS       AMOUNTS
                                           -----------   ---------   -----------   ---------
Balance at December 31, 1995...            $ (2,687)    $(589,126)   37,282,628   $ 908,764
Stock Incentive Program..                    (4,751)           --            --          --
Amortization of stock
  incentive...                                1,563         1,563            --          --
Adjustment to eliminate limited
   partners' equity interest
  at redemption value...........                 --       822,072            --    (822,072)
Adjustment to allocate
  net equity of the
  Operating Partnership..                        --        64,129   (37,282,628)    (64,129)
Other.................                           --           (62)           --          --
Distributions...                                 --       (72,648)           --     (42,372)
Net Income...                                    --        47,625            --      19,809
                                           --------     ---------   -----------   ---------
Balance at  September 30, 1996...          $ (5,875)    $ 273,553            --   $      --
                                           ========     =========   ===========   =========


        Because the Simon Operating Partnership did not control whether cash would be used to settle the limited partners' exchange rights, the limited partners' interests in the Simon Operating Partnership should have not been included in partners' equity. Accordingly, the accompanying consolidated condensed balance sheet at December<WS>31, 1995 has been retroactively reclassified to reflect the limited partners' interest in the Simon Operating Partnership, measured at redemption value. This reclassification results in a transfer from partners' equity of $908,764 as of December<WS>31, 1995.

        In connection with the merger of the Company and DRC which was completed August 9, 1996, the Simon Operating Partnership agreement was amended eliminating the exchange rights provision. As a result of the elimination of the exchange right provision in connection with the Merger transaction, effective August<WS>9, 1996, the limited partners' interests in the Simon Operating Partnership have been appropriately included in partners' equity.

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

RESULTS OF OPERATIONS

     Three property ownership changes (the "Property Transactions") affect the comparison of the three-month and nine-month periods. Effective July 31, 1995, the Simon Operating Partnership acquired the remaining 50% interest in Crossroads Mall and subsequently began including Crossroads in the financial statements using the consolidated method of accounting. Effective September 25, 1995, the Simon Operating Partnership acquired the remaining 55% interest in East Towne Mall and subsequently began including East Towne in the financial statements using the consolidated method of accounting. And finally, on April 11, 1996, the Simon Operating Partnership acquired the remaining 50% economic interest in Ross Park Mall and subsequently began including Ross Park in the financial statements using the consolidated method of accounting.

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

     Simon Property Group, Inc.'s (the "Company") preferred unit requirement was $2.0 million in 1996 as a result of $100 million in net proceeds received in connection with the Company's issuance of 8 1/8% Series A convertible preferred stock.

     Net income available to unitholders was $17.9 million for the three months ended September 30, 1996 as compared to $24.3 million for the same period in 1995, reflecting a decrease of $6.4 million, for the reasons discussed above.

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

     Total operating expenses increased by $25.3 million, or 11.8%, for the nine months ended September 30, 1996, as compared to the same period in 1995. This increase is primarily the result of the Property Transactions ($13.8) and an increase in depreciation and amortization ($8.4 million).

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

     The Company's preferred unit requirement in 1996 was $6.1 million as a result of $100 million in net proceeds received in connection with the Company's issuance of 8 1/8% Series A convertible preferred stock.

     Net income available to unitholders was $61.3 million for the nine months ended September 30, 1996, as compared to $69.8 million for the same period in 1995, reflecting a decrease of $8.5 million, for the reasons discussed above.

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

     The Simon Operating Partnership's ratio of consolidated debt-to-market capitalization was approximately 45.6% at September 30, 1996.

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

     Investing and Financing Activities. Cash used in investing activities for the nine months ended September 30, 1996 was $116.4 million. Cash used in investing activities included approximately $44 million for the acquisition of the remaining economic ownership interest in Ross Park Mall, tenant allowances, capital expenditures and development related costs of $95.7 million including $31.3 million, $11.7 million and $4.3 million at Cottonwood Mall, Forum, and The Shops at Sunset Place, respectively; and advances to unconsolidated joint ventures totaling approximately $51.9 million, including $18.9 million, $15.0 million,

$5.7 million and $3.2 million in equity contributions made to The Source, Ontario Mills, Arizona Mills and The Tower Shops, respectively, to fund development activity. Cash received from unconsolidated entities of $34.5 million included a $30.9 million return of equity from Smith Haven Mall, a note repayment was received from M.S. Management Associates, Inc., ($38.6 million). Cash used in investing activities for the nine months ended September 30, 1995 included $61.5 million for tenant allowances, capital expenditures and development related costs, a $14.6 million equity investment in Rolling Oaks Mall and $3.1 million for the acquisition of a joint venture interest in a parcel of land to be held for development in Little Rock, Arkansas, partially offset by $2.6 million of net proceeds from the sale of a joint venture interest in land held for development, distributions from unconsolidated entities ($4.3 million) and cash of $3.4 million included in the acquisition of interest in White Oaks Mall.

     Cash used in financing activities for the nine months ended September 30, 1996 was $12.2 million less than the nine months ended September 30, 1995. The decrease in cash used in 1996 as compared to 1995 was primarily the result of an increase in net mortgage borrowings of $109.0 million and an advance from SDG, LP ($77.2 million), partially offset by an increase of $30.9 million in distributions to Unitholders (including $5.5 million paid to the holder of the Preferred Units representing distributions from October 27, 1995 to September 30, 1996) and proceeds from sales of common stock in 1995 of $142.1 million.

EBITDA -- EARNINGS FROM OPERATING RESULTS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION

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

FFO -- FUNDS FROM OPERATIONS

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

     The following summarizes FFO and reconciles net income to FFO for the periods presented:

                                                          FOR THE                  FOR THE
                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    -------------------     ---------------------
                                                     1996        1995         1996         1995
                                                    -------     -------     --------     --------
                                                                   (IN THOUSANDS)
FFO...............................................  $48,977     $49,492     $148,189     $137,287
                                                    =======     =======     ========     ========
Reconciliation:
  Net Income......................................  $19,899     $24,310     $ 67,434     $ 69,797
Plus:
  Extraordinary items -- Losses on extinguishments
     of debt......................................    2,424       2,636        2,689        2,884
     Depreciation and amortization from
       consolidated properties....................   26,469      21,894       77,507       64,855
     The Simon Operating Partnership's share of
       depreciation and amortization from
       unconsolidated affiliates..................    2,783       1,329        8,733        4,340
Less:
  Gain on sale of asset...........................      (88)        N/A          (88)      (2,350)
  Minority interest portion of depreciation and
     amortization.................................     (478)       (677)      (1,992)      (2,239)
Preferred distributions...........................   (2,032)         --       (6,094)          --
                                                    -------     -------     --------     --------
FFO...............................................  $48,977     $49,492     $148,189     $137,287
                                                    =======     =======     ========     ========

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- None.

     (b) Reports on Form 8-K -- One form 8-K was filed during the current period on August 26, 1996, and as further amended on August 28 and October 21, 1996. Under Item 2 -- Acquisition or Disposition of Assets, the Registrant reported the Merger, which occurred on August 9, 1996. Additionally, under Item 7, the Registrant presented the financial statements of DeBartolo Realty Partnership, LP, and pro forma financial information of the combined entities.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SIMON PROPERTY GROUP, L.P.
                                          By: SIMON DEBARTOLO GROUP, INC.
                                            General Partner
Date: November 19, 1996

                                        /s/  JAMES M. BARKLEY
                           -----------------------------------------------
                                          James M. Barkley,
                                      Secretary/General Counsel