Form 10-K
period 1996-12-31
SIMON PROPERTY GROUP LP
filed 1997-04-15
CIK 1003023

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1996
                        Commission file number 33-98364

                          SIMON PROPERTY GROUP, L.P.
            (Exact name of registrant as specified in its charter)

              DELAWARE                            35-1903854
    (State or other jurisdiction               (I.R.S. Employer
 of incorporation or organization)           Identification No.)

     115 WEST WASHINGTON STREET
       INDIANAPOLIS, INDIANA                        46204
  (Address of principal executive                 (Zip Code)
              offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (317) 636-1600

Securities registered pursuant to Section 12 (b) of the Act: None

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]  NO   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [X]

                      Documents Incorporated By Reference

Portions of Simon DeBartolo Group, Inc.'s Proxy Statement in connection with its annual meeting of shareholders, are incorporated by reference in Part III.


                                    PART I

ITEM 1.  BUSINESS

     BACKGROUND

     Simon Property Group, L.P. (the "Simon Operating Partnership") is a Delaware limited partnership that is engaged primarily in the ownership, development, management, leasing, acquisition and expansion of income-producing properties, primarily regional malls and community shopping centers. The Simon Operating Partnership is a subsidiary of Simon DeBartolo Group, Inc. (the "Company"), a self-administered real estate investment trust ("REIT"). The Simon Operating Partnership was formed to acquire the shopping center and real estate business of Melvin and Herbert Simon, and certain of the affiliates (collectively, the "Simons"). On August 9, 1996, the Company merged with DeBartolo Realty Corporation (the "Merger"). As a result of the Merger, the Simon Operating Partnership became a subsidiary of Simon DeBartolo Group, L.P. ("SDG, LP"), and SDG, LP became a subsidiary and the primary operating partnership of the Company. The Simon Operating Partnership is managed by SDG, LP and the Company.

     In addition, the Simon Operating Partnership owns a preferred stock and non-controlling common stock interest in M.S. Management Associates, Inc. (the "Management Company") which manages regional malls and community shopping centers not wholly owned by the Simon Operating Partnership and certain other properties and also engages in certain property development activities. The Management Company also holds substantially all of the voting stock of DeBartolo Properties Management, Inc. ("DPMI"), which provides architectural design, construction and other services to the properties which SDG, LP owns or holds an interest in as well as certain other regional malls and community shopping centers owned by third parties. SDG, LP, however, holds substantially all the economic interest in DPMI.

     GENERAL

     As of December 31, 1996, the Simon Operating Partnership owned or held interests in a diversified portfolio of 124 income-producing properties, including 63 enclosed regional malls, 54 community shopping centers, three specialty retail centers, three mixed-use properties and one value-oriented super-regional mall, located in 30 states (the "Properties"). Regional malls, community centers and the remaining portfolio comprised 79.5%, 8.7%, and 11.8%, respectively, of total rent revenues and tenant reimbursements in 1996. The Properties contain an aggregate of approximately 64.7 million square feet of GLA, of which 38.9 million square feet is owned by the Simon Operating Partnership ("Owned GLA"). Approximately 2,200 different retailers occupy approximately 7,000 stores in the Properties.

     As of December 31, 1996, mall and freestanding Owned GLA was 87.2% leased in the regional malls and 92.4% for Owned GLA in the community shopping centers. In addition, the Simon Operating Partnership has interests in four properties under construction in the United States, and five parcels of land held for development containing an aggregate of approximately 274 acres (collectively, the "Development Properties", and together with the Properties, the "Simon Portfolio Properties").

     OPERATING STRATEGIES

     The Simon Operating Partnership's primary business objectives are to increase cash generated from operations per unit of partnership interest in the Simon Operating Partnership ("Unit") and the value of the Simon Operating Partnership's Properties and operations. As used in this report, the term Units does not include units of partnership interest entitled to preferential distributions of cash ("Preferred Units.") The Simon Operating Partnership plans to achieve these objectives through a variety of methods discussed below, although no assurance can be made that such objectives will be achieved.

     Leasing. The Simon Operating Partnership pursues an active leasing strategy, which includes aggressively marketing available space; renewing existing leases at higher base rents per square foot; and continuing to sign leases that provide for percentage rents and/or regular or periodic fixed contractual increases in base rents.

    Management. Drawing upon the expertise gained through management of approximately 77.8 million square feet of retail and mixed-use Properties, the Simon Operating Partnership seeks to maximize cash flow through a combination of an active merchandising program to maintain its shopping centers as inviting shopping destinations, continuation of its successful efforts to minimize overhead and operating costs, coordinated marketing and promotional activities, and systematic planning and monitoring of results.

    Strategic Expansions and Renovations. A key objective of the Simon Operating Partnership is to increase the profitability and market share of the Simon Portfolio Properties through the completion of strategic renovations and expansions. In 1996, the Simon Operating Partnership completed construction and opened three expansion and/or renovation projects at Greenwood Plus in Greenwood, Indiana; Muncie Mall in Muncie, Indiana; and College Mall in Bloomington, Indiana.

    The Simon Operating Partnership has a number of renovation and/or expansion projects currently under construction. In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions. The Simon Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     Development. Development activities are an ongoing part of the Simon Operating Partnership's business. The Simon Operating Partnership opened a regional mall, a specialty retail center, and a value-oriented super-regional mall during 1996. The new regional mall is the 1.0 million square foot Cottonwood Mall in Albuquerque, New Mexico. The new specialty retail center is the 60,000 square foot Tower Shops in Las Vegas, Nevada and the value-oriented super-regional mall is the 1.3 million square foot Ontario Mills in Ontario, California. Cottonwood Mall is anchored by Dillard's, Foley's, JCPenney, Mervyn's and Montgomery Ward. Ontario Mills' anchors include: AMC Theatres, Burlington Coat Factory, JCPenney, Sports Authority and Marshall's, with a Dave & Busters under construction.

     Development activities are ongoing at several other locations including:

    *A 235,000 square foot phase II expansion of the Forum Shops at Caesars in Las Vegas, in which the Simon Operating Partnership has a 55% ownership interest, is scheduled to open in August 1997. The costs of the phase II project are being funded with a portion of the $184 million two-tranche financing facility which closed on February 23, 1996. The loan bears interest on a weighted average basis at LIBOR plus 137 basis points and matures in February 2000.

    *The Source, a 730,000 square foot value-oriented retail and entertainment development project in Westbury (Long Island), New York, is expected to open in August 1997. This new $150 million development will adjoin an existing Fortunoff store. The Simon Operating Partnership has a total equity investment of $25.3 million in this 50%- owned joint venture project. Construction financing of $120 million closed on this property in July 1996. The loan initially bears interest at LIBOR plus 170 basis points and matures on July 16, 1999.

    *Arizona Mills, a 1,230,000 square foot retail development project in Tempe, Arizona, broke ground on August 1, 1996. This $184 million value-oriented super-regional mall is expected to open in November 1997. In January 1997, the joint venture closed on a five-year $145 million construction loan with interest at LIBOR plus 150 basis points. The Simon Operating Partnership had an $13.5 million equity investment through December 31, 1996 and a 25% ownership interest in this joint venture development.

    *Grapevine Mills, a 1,480,000 square foot retail development project in Grapevine (Dallas/Fort Worth), Texas, broke ground on July 10, 1996. This $202 million value-oriented super-regional mall development project is expected to open in October 1997. A commitment has been obtained for a four-year $157 million construction loan (plus a one-year extension) with an initial interest rate of LIBOR plus 165 basis points. The Simon Operating Partnership has a $14 million equity commitment on this 37.5%-owned joint venture project, and made its initial contribution of $7.9 million in January 1997.

    *The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA is scheduled to open in 1998 in South Miami, Florida. The Simon Operating Partnership owns 75% of this $143 million project. The Simon Operating Partnership expects to have construction financing for the majority of the development costs of this project in place during the second quarter of 1997.

     In addition, the Simon Operating Partnership is in the preconstruction development phase on two new community center projects, each of which is immediately adjacent to an existing regional mall in the Company's portfolio. Lakeline Plaza, a 50%-owned joint venture development project in Austin, Texas, is scheduled to open in 1998. This approximately $39 million development is projected to open with 391,000-square-feet of GLA. Muncie Plaza, a wholly-owned project, is scheduled to open in Muncie, Indiana, in 1998. This approximately $15 million development is projected to open with 200,000-square-feet of GLA.

     The Simon Operating Partnership also has direct or indirect interests in five other parcels of land held for development in four states totaling approximately 274 acres. Management believes the Simon Operating Partnership is well positioned to pursue future development opportunities as conditions warrant.

     Acquisitions. During 1996, the Simon Operating Partnership also acquired additional ownership in two existing regional malls, Ross Park Mall and North East Mall. The Simon Operating Partnership now holds 100% of the ownership in Ross Park Mall, and together with SDG, LP, the partnerships hold 100% of North East Mall. It is expected that any future acquisitions will be executed by SDG, LP, the primary operating partnership of the Company.

     COMPETITION

     The Simon Operating Partnership believes that it has a competitive advantage in the retail real estate business as a result of (i) its use of innovative retailing concepts, (ii) its management and operational expertise,
(iii) its extensive experience and relationship with retailers and lenders and
(iv) the size and diversity of its Properties. Management believes that the Company's Portfolio Properties, in which the Simon Portfolio Properties are a part, are the largest, as measured by GLA, of any publicly traded REIT, with more regional malls than any other publicly traded REIT. For these reasons, management believes the Simon Operating Partnership to be the leader in the industry.

     All of the Simon Portfolio Properties are located in developed areas. With respect to certain of such Properties, there are other properties of the same type within the market area. The existence of competitive properties could have a material effect on the Simon Operating Partnership's ability to lease space and on the level of rents the Simon Operating Partnership can obtain.

     There are numerous commercial developers, real estate companies and other owners of real estate that compete with the Simon Operating Partnership in its trade areas. This results in competition for both acquisition of prime sites (including land for development and operating properties) and for tenants to occupy the space that the Simon Operating Partnership and its competitors develop and manage.

     ENVIRONMENTAL MATTERS

     Substantially all of the Simon Portfolio Properties have been subjected to Phase I or similar environmental audits (which involve only a review of records and visual inspection of the property without soil sampling or ground water analysis) by independent environmental consultants since April 1988. Most of these audits have been conducted since January 1, 1990. The Phase I environmental audits are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. The environmental audits have not revealed, nor is management aware of, any environmental liability that management believes will have a material adverse effect on the financial condition or results of operations of Simon Operating Partnership. No assurance can be given that existing environmental studies reveal all potential environmental liabilities, that any previous owner, occupant or tenant did not create any material environmental condition not known to management, that the current environmental condition of the Simon Portfolio Properties will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties, or that future uses or condition (including, without limitation, changes in applicable environmental laws and regulations or the interpretation thereof) will not result in imposition of environmental liability.

     Management believes that the Simon Portfolio Properties are in compliance, in all material respects, with all Federal, state and local environmental laws, ordinances and regulations (see Item 3. Legal Proceedings). Management is unaware of any instances in which it would incur significant environmental costs if any or all properties were sold, disposed of or abandoned.

     EMPLOYEES

     The Company, SDG, LP, the Simon Operating Partnership and its affiliates employ approximately, 7,400 persons at various centers and offices throughout the United States. Approximately 675 of such employees are located at the their headquarters in Indianapolis, Indiana, and approximately 3,950 of all employees are part-time.

     INSURANCE

     The Company, SDG, LP and the Simon Operating Partnership have comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to its properties. Management believes that such insurance provides adequate coverage.

     HEADQUARTERS

     The executive offices of the Company, SDG, LP, the Simon Operating Partnership and its affiliates are located at National City Center, 115 West Washington Street, Indianapolis, Indiana 46204, and its telephone number is
(317) 636-1600.

     EXECUTIVE OFFICERS OF THE COMPANY

     The Company is the sole general partner of the Simon Operating Partnership. The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 1996.

          Name           Age  Position

Melvin Simon (1)          70  Co-Chairman

Herbert Simon (1)         62  Co-Chairman
David Simon (1)           35  Chief Executive Officer
Richard S. Sokolov        47  President and Chief Operating Officer
Randolph L. Foxworthy     52  Executive Vice President - Corporate
                              Development
William J. Garvey         58  Executive Vice President - Property
                              Development
James A. Napoli           50  Executive Vice President - Leasing
John R. Neutzling         44  Executive Vice President - Property
                              Management
James M. Barkley          45  General Counsel; Secretary
Stephen E. Sterrett       41  Treasurer

(1) Melvin Simon is the brother of Herbert Simon and the father of David Simon.

     Set forth below is a summary of the business experience of the executive officers of the Company. The executive officers of the Company serve at the pleasure of the Board of Directors and have served in such capacities since the completion of the Company's initial public offering ("IPO"), with the exception of Mr. Richard Sokolov who has been President, Chief Operating Officer and a director since the Merger. For biographical information of Melvin Simon, Herbert Simon, David Simon, and Richard Sokolov, see Item 10 of this report.

     Mr. Foxworthy is the Executive Vice President - Corporate Development of the Company. He served as a Director of the Company from the IPO until the Merger. Mr. Foxworthy joined Melvin Simon & Associates, Inc. ("MSA") in 1980 and has been an Executive Vice President in charge of Corporate Development of MSA since 1986 and has held the same position with the Company since the IPO.

     Mr. Garvey is the Executive Vice President - Property Development of the Company. Mr. Garvey, who was Executive Vice President and Director of Development at MSA, joined MSA in 1979 and held various positions with MSA.

     Mr. Napoli is the Executive Vice President - Leasing of the Company. Mr. Napoli also served as Executive Vice President and Director of Leasing since he joined MSA in 1989.

     Mr. Neutzling holds the position of Executive Vice President - Property Management of the Company. Mr. Neutzling has also been an Executive Vice President of MSA since 1992 overseeing all property and asset management functions. He joined MSA in 1974 and has held various positions with MSA.

     Mr. Barkley serves as the Company's General Counsel and Secretary. Mr. Barkley holds the same position for MSA. He joined MSA in 1978 as Assistant General Counsel for Development Activity.

     Mr. Sterrett serves as the Company's Treasurer. He joined MSA in 1989 and has held various positions with MSA.


ITEM 2.  PROPERTIES

     SIMON PORTFOLIO PROPERTIES

     The 124 Properties are located in 30 states throughout the United States, with concentrations in Indiana, Illinois, and Texas (See Note 2 to the consolidated financial statements contained in Item 14 for a complete listing of the Properties). The Properties generally consist of two types: regional malls and community shopping centers. Regional malls contain two or more anchors and a wide variety of smaller stores ("Mall" stores) located in enclosed malls connecting the anchors. Additional stores ("Freestanding" stores) are usually located along the perimeter of the parking area. The 63 regional malls in the Properties range in size from approximately 210,000 to
1.4 million square feet of GLA, with 58 regional malls over 400,000 square feet. These regional malls contain in the aggregate over 6,000 occupied stores, including over 240 anchors which are mostly national retailers. As of December 31, 1996, regional malls (including specialty retail centers, and retail space in the mixed-use Properties) represented 75.3% of the GLA, 69.4% of Owned GLA and 79.0% of total annualized base rent of the Properties.

     Community shopping centers are typically not enclosed and are generally smaller than regional malls. Most of the 54 community shopping centers in the Properties range in size from approximately 100,000 to 400,000 square feet of GLA. Community shopping centers generally are of two types: (i) traditional community centers, which focus primarily on value-oriented and convenience goods and services, are usually anchored by a supermarket, drugstore or discount retailer and are designed to service a neighborhood area; and (ii) power centers, which are designed to serve a larger trade area and contain at least two anchors that are usually national retailers among the leaders in their markets and occupy more than 70% of the GLA in the center. As of December 31, 1996, community shopping centers represented 18.4% of the GLA, 21.4% of Owned GLA and 14.2% of the total annualized base rent of the Properties.

     The Simon Operating Partnership also has an interest in three specialty retail centers, three mixed-use Properties and one value-oriented super regional mall. The specialty retail centers contain approximately 530,000 square feet of GLA and do not have anchors; instead, they feature retailers and entertainment facilities in a distinctive shopping environment and location. The three mixed-use Properties range in size from approximately 500,000 to 982,000 square feet of GLA. One of these Properties is a regional mall with a connected office building, and two are located in mixed-use developments and contain primarily office space. Ontario Mills is the value-oriented super regional mall. Ontario Mills contains over 1.3 million square feet of GLA, including six anchors, one of which is under construction.

     As of December 31, 1996, approximately 87.2% of the Mall and Freestanding Owned GLA in regional malls, specialty retail centers and the retail space in the mixed use Properties was leased and approximately 92.4% of Owned GLA in the community shopping centers was leased.

     Of the 124 Properties, 99 are owned 100% by the Simon Operating Partnership and the remainder are held as joint venture interests (the "Joint Venture Properties"). The Simon Operating Partnership is the managing or co-managing general partner of all but three Joint Venture Property partnerships. In addition, the Simon Operating Partnership owns the land at 95 of the 124 Properties, while the remaining 29 are leased in whole or in part. See Note 12 to the consolidated financial statements contained in Item 14 for additional information on ground leases.

     LAND HELD FOR DEVELOPMENT

     The Simon Operating Partnership has direct or indirect ownership interests in five parcels of land held for development, containing an aggregate of 273.5 acres located in four states, and, through the Management Company, interest in a mortgage on a parcel of land held for development containing approximately 134 acres. Management believes that the Simon Operating Partnership's significant base of commercially zoned land, together with the Simon Operating Partnership's status as a fully integrated real estate firm, gives it a competitive advantage in future development activities over other commercial real estate development companies in its principal markets.

     The Management Company has granted options to the Simon Operating Partnership (for no additional consideration) to acquire for a period of ten years (expiring December 2003) the Management Company's interest in three parcels of land held for development, as indicated in footnote (1) to the above table, at a price equal to the actual cost incurred to acquire and carry such properties from their acquisition by the Management Company to the exercise date of the option. The Management Company may not sell its interest in any parcel subject to option through December 1998 without the consent of the Simon Operating Partnership. After such period, if the Management Company notifies the Simon Operating Partnership that it desires to sell its interest in a parcel, the Simon Operating Partnership has 30 days to exercise its option, after which time the option expires as to such parcel. If the Simon Operating Partnership does not exercise its option and the Management Company has not sold the parcel within one year from such notice, the Management Company must again give the Simon Operating Partnership the right to purchase the Management Company's interest in such parcel before it sells its interest by giving the Simon Operating Partnership notice of such intent to sell, following which notice the Simon Operating Partnership again has 30 days to elect to purchase the Management Company's interest at a price calculated as described above.

     The Management Company also holds indebtedness secured by 134 acres of land held for development, Lakeview at Gwinnett ("Lakeview") in Gwinnett County, Georgia, in which the Simons hold a 64% partnership interest. In addition, the Management Company holds unsecured debt owed by the Simons as partners of this partnership. The Management Company has an option to acquire the Simons' partnership interests in Lakeview for one dollar in the event the requisite partner consents to such transfers are obtained. The Management Company is required to fund certain operating expenses and carrying costs of the partnership that are owed by the Simons as partners thereof (the "Advances"). The Management Company has granted to the Simon Operating Partnership the option to acquire (i) the Simons' partnership interest(s) and the secured debt or (ii) the property, if the Management Company forecloses the secured indebtedness, for one dollar plus the amount of all Advances plus the amount of the outstanding secured and unsecured debt.

     JOINT VENTURES

     The Simon Operating Partnership is a joint venture partner with a major pension fund in twelve existing community shopping centers and one regional mall. With certain exceptions, such pension fund has a right of first refusal subject to certain conditions to enter into joint ventures with the Simon Operating Partnership for the development of future power centers.

     The Simon Operating Partnership has also entered into an agreement which gives the outside partner the right to sell its ownership interest in Rolling Oaks Mall to the Simon Operating Partnership in exchange for Units based on the fair market value of the ownership interest at the time of the exchange. This right expires on January 1, 2002.

     MORTGAGE FINANCING ON PROPERTIES

     The following table sets forth certain information regarding the mortgages and other debt encumbering the Properties. All mortgage and property related debt is nonrecourse, although certain of the Unitholders have guaranteed a portion of the property related debt in the aggregate amount of $398.9 million.


         MORTGAGE AND OTHER DEBT ON SIMON PORTFOLIO PROPERTIES
                            (DOLLARS IN THOUSANDS)
                                                        ANNUAL
                              INTEREST   FACE AMOUNT     DEBT      MATURITY
PROPERTY NAME                   RATE      @ 12/31/96    SERVICE      DATE
------------------------      ---------    ---------    -------    --------

CONSOLIDATED PROPERTIES:

Anderson Mall  (1)             6.74%        $ 19,000     $1,281 (2) 12/15/03
Barton Creek Square            8.10%          63,549      5,867     12/30/99
Battlefield Mall               7.50%          50,724      4,765     06/01/03
Bloomingdale Court  (3)        8.75%          29,009      2,538 (2) 12/01/00
Cielo Vista Mall  (4)          9.25% (5)      56,329      5,665     05/01/07
Cielo Vista Mall               8.13%           2,323        376     07/01/04
College Mall  (6)              7.00%          43,429      3,563     07/01/04
Crossroads Mall                7.75%          41,440      3,212 (2) 07/31/02
Eastgate Consumer Mall             - (7)      25,429          - (2) 12/31/98
East Towne Mall                    - (8)      55,000          - (2) 09/29/98
Eastland Mall                      - (7)      30,000          - (2) 11/01/97
Forest Mall  (9)               6.74%          12,800        863 (2) 12/15/03
Forest Plaza  (3)              8.75%          16,904      1,518 (2) 12/01/00
Forest Village Park  (1)       6.16%          20,600      1,269 (2) 12/15/03
Fox River Plaza  (3)           8.75%          12,654      1,107 (2) 12/01/00
Golden Ring Mall  (9)          6.74%          29,750      2,005 (2) 12/15/03
Greenwood Park Mall  (6)       7.00%          36,374      2,984     07/01/04
Hutchinson Mall  (9)           8.44%          11,523        973 (2) 10/01/02
Ingram Park Mall               8.10%          49,107      4,533     12/01/99
Ingram Park Mall               9.63%           7,000        674 (2) 11/01/99
Irving Mall  (4)               9.25% (5)      43,375      4,363     05/01/07
Jefferson Valley Mall              - (10)     50,000          - (2) 01/12/00
La Plaza Mall                  8.25%          50,526      4,677     12/30/99
Lake View Plaza  (3)           8.75%          22,169      1,940 (2) 12/01/00
Lincoln Crossing  (3)          8.75%             997         87 (2) 12/01/00
Lincolnwood Town Center            - (11)     63,000          - (2) 01/31/98
Longview Mall  (1)             6.16%          22,100      1,361 (2) 12/15/03
Markland Mall  (9)             6.74%          10,000        675 (2) 12/15/03
Matteson Plaza  (3)            8.75%          11,159        976 (2) 12/01/00
McCain Mall  (4)               9.25% (5)      26,304      2,646     05/01/07
Midland Park Mall  (9)         6.31%          22,500      1,420 (2) 12/15/03
Miller Hill Mall  (9)          6.74%          34,500      2,325 (2) 12/15/03
Muncie Mall  (9)               6.74%          24,000      1,618 (2) 12/15/03
Muncie Mall  (9)               6.99%          20,000      1,398     12/15/03
North East Mall               10.00%          22,442      2,475     09/01/00
North Riverside Park Plaza     9.38%           4,117        452     09/01/02
North Riverside Park Plaza    10.00%           3,668        420     09/01/02
North Towne Square  (9)        6.31%          23,500      1,483 (2) 12/15/03
O'Hare International Center    7.50% (12)     27,500      2,063     12/31/13
Regency Plaza  (3)             8.75%           1,878        164 (2) 12/01/00
Riverway                           - (13)     85,571          - (2) 12/31/98
Riverway                           - (13)     45,879          - (2) 12/31/98
Ross Park Mall                 6.14%          60,000      3,684     08/15/98
South Park Mall  (1)           7.25%          24,748      1,791 (2) 06/15/03
St. Charles Towne Plaza  (3)   8.75%          30,887      2,703 (2) 12/01/00
Sunland Park Mall              8.63% (5)      40,149      3,773     01/01/26
The Forum Shops at Caesars         - (14)    100,000          - (2) 02/23/00
The Forum Shops at Caesars         - (15)     22,716          - (2) 02/23/00
Tippecanoe Mall(6)             8.45%          47,556      4,647     07/01/04
Towne East Square  (6)         7.00%          57,419      4,711     07/01/04
Towne West Square  (1)         6.16%          40,250      2,479 (2) 12/15/03
Trolley Square                 5.81%          19,000      1,104 (2) 07/23/00(16)
Trolley Square                     - (7)       3,500          - (2) 07/23/00
Trolley Square                     - (7)       4,641          - (2) 07/23/00
Valle Vista Mall  (4)          9.25% (5)      34,837      3,504     05/01/07
West Ridge Mall                8.00%          50,005      4,529     06/01/99
West Ridge Plaza  (3)          8.75%           4,612        404 (2) 12/01/00
White Oaks Mall                7.70%          16,500      1,271 (2) 03/01/98
White Oaks Plaza  (3)          8.75%          12,345      1,080 (2) 12/01/00
Windsor Park Mall              8.00%           8,951        811     05/01/12
Windsor Park Mall              8.00%           6,009        544     06/01/00
TOTAL PLEDGED PROPERTY                     ---------
INDEBTEDNESS                               1,812,254
                                           ---------
Unsecured Revolving Credit
Facility                           - (17)    230,000          - (2) 09/27/99
TOTAL INDEBTEDNESS-                        ---------
CONSOLIDATED (18)                          2,042,254
                                           =========

JOINT VENTURE PROPERTIES:

Circle Centre                      - (19)     60,000          - (2) 12/05/03
Cobblestone Court  (20)        7.22%           6,180        446 (2) 11/30/05
Crystal Court  (20)            7.22%           3,570        258 (2) 11/30/05
Fairfax Court  (20)            7.22%          10,320        745 (2) 11/30/05
Gaitway Plaza  (20)            7.22%           7,350        531 (2) 11/30/05
Lakeline Mall                      - (21)     68,515          - (2) 05/16/99
Ontario Mills                      - (22)     77,637          - (2) 05/07/99
Ridgewood Court  (20)          7.22%           7,980        576 (2) 11/30/05
Royal Eagle Plaza  (20)        7.22%           7,920        572 (2) 11/30/05
Seminole Towne Center          6.88%          70,500      4,850 (2) 12/27/05
Smith Haven Mall               7.86%         115,000      9,039     06/01/06
The Tower Shops                    - (23)     15,749          - (2) 03/13/99
The Plaza At Buckland Hills    7.22%          17,680      1,276 (2) 11/30/05
(20)
The Source                         - (24)     62,032          -     07/16/01
The Yards Plaza  (20)          7.22%           8,270        597 (2) 11/30/05
Village Park Plaza  (20)       7.22%           8,960        647 (2) 11/30/05
West Town Corners  (20)        7.22%          10,330        746 (2) 11/30/05
Westland Park Plaza  (20)      7.22%           4,950        357 (2) 11/30/05
Willow Knolls Court  (20)      7.22%           6,490        469 (2) 11/30/05
TOTAL INDEBTEDNESS-EQUITY                  ---------
(25)                                       $ 569,433
                                           =========

(1) Loans secured by these five properties are cross-collateralized and cross-defaulted. The aggregate principal amount of the loans is $126,698, with an annual debt service of $8,181 and weighted average interest rate of 6.46%. Four of the loans have interest rate reset provisions available on 12/15/98 and mature 12/15/2003. The remaining loan matures on 6/15/2003. During the term of these loans, there is amortization of a portion of the principal amount.
(2) Requires monthly payments of interest only. Fixed-rate debt will reflect an amount for annual debt service.
(3)  These 10 properties are cross-defaulted.
(4) On December 31, 1996, these four properties were cross-collateralized and cross-defaulted. On January 31, 1997, the Simon Operating Partnership closed on a restructure of these loans, which included; repaying the Irving Mall loan, paying $21,000 to remove the contingent interest feature on the three remaining loans and paying down a total of $3,900 on two other Property loans with the same lender.
(5) Lender also participates in a percentage of gross revenues above a specified base.
(6) Loans secured by these four properties are cross-collateralized and cross-defaulted. The aggregate principal amount of the loans is $184,778, with an annual debt service of $15,905 and interest rate of 7.0%, except for Tippecanoe Mall, which bears interest at 8.45%. During the term of these loans, there is amortization of a portion of the principal amount.
(7)  LIBOR + 1.50%.
(8)  LIBOR + 1.125%.
(9) Loans secured by these eight properties are cross-collateralized and/or cross-defaulted. The aggregate principal amount of the loans is $188,573, with an annual debt service of $12,760, and a weighted average interest rate of 6.77%. Eight of these loans have interest reset provisions available on 12/15/98 and mature 12/15/2003. The remaining loan will mature 10/1/2002. During the term of these loans, there is amortization of a portion of the principal amount.
(10) LIBOR + 0.55% with LIBOR capped at 8.7% through maturity.
(11) LIBOR + 1.25%.
(12) In 1998, the lender will begin participating in a percentage of gross revenues after deduction of debt service, tenant improvement costs and leasing commissions.
(13) LIBOR + 1.375%, LIBOR capped at 5.0% through maturity.
(14) LIBOR + 1.00%.
(15) LIBOR + 1.8125%.
(16) The earliest date on which the lender may call the bonds is 7/23/2000.
(17) SDG, LP and the Simon Operating Partnership are co-borrowers on this $750,000 unsecured revolving credit facility, which currently bears interest at LIBOR + 0.90% and provides for different pricing based upon SDG, LP's investment grade rating. LIBOR is initially capped at 7.5%; however, if LIBOR should equal or exceed 8.75% between monthly reset dates, then LIBOR will be capped at 8.5% for that period only. As of 12/31/96, $510,000 was available, with an additional $10,000 reserved under a letter of credit.
(18) Includes minority interest partners' share ($60,850) of total consolidated indebtedness.
(19) On February 18, 1997 the loan was refinanced at LIBOR +.44% with a maturity of 1/31/2004 and an initial reset date of 1/31/2001. The rate at 12/31/96 was LIBOR + 0.7%.
(20) Rate is fixed at 7.22% through December 1998 and thereafter the rate is the greater of 7.22% or 2.0% over the then current yield of a six month treasury bill selected by the lender.
(21) LIBOR + 0.375%.
(22) LIBOR + 2.75%.
(23) LIBOR + 2.00%.
(24) LIBOR + 1.70%.
(25) Includes joint venture partners' share ($376,123) of total equity indebtedness.

ITEM 3.  LEGAL PROCEEDINGS

     Roel Vento et al v. Tom Taylor et al. An affiliate of the Company is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall, in Harlingen, Texas. The Company is seeking to overturn the award and has appealed the verdict. Although the Company is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company and affiliates.

     Browning- Ferris Industries of Illinois, et al. v. Richard Ter Maat, et al. v. Craig J. Cain, et al., Case No. 92 C 20259. On April 4, 1994, a third-party action was filed by Richard Ter Maat and five other parties (collectively referred to as "Third Party Plaintiffs") named as defendants in the above referenced litigation, which had begun in 1992, against Machesney Park Associates (a "Subsidiary") and approximately 74 other parties (collectively referred to as "Third-Party Defendants"). That third-party action alleged generally that the Third-Party Defendants are liable under the Comprehensive Environmental response, Compensation and Liability Act of 1980 ("CERCLA"), 42 U.S.C. section 9601 et seq., and under Illinois statutory and common law for certain response costs expended and to be expended by Third-Party Plaintiffs in connection with the claims asserted by Browning-Ferris Industries of Illinois and approximately 20 other parties (collectively referred to as "Plaintiffs") against the Third-Party Plaintiffs. In the original lawsuit, Plaintiffs sought reimbursement of response costs they allegedly incurred and will incur in response to the release or threat of release of hazardous substances from the M.I.G./Dewane Landfill located one mile east of the City of Belvidere, in Boone County, Illinois (the "Site"), and declaratory judgment on liability against Defendants for such response costs. To date, the Plaintiffs have alleged response costs in excess of $5.0 million in connection with the Site.

     In February 1996, the Subsidiary settled this pending litigation by the payment of $40,000 to the original Plaintiffs. Pursuant to that settlement, the Simon Operating Partnership agreed that it would take part in a nonbinding arbitration or mediation at sometime in the future to allocate expenses incurred in remediating the Site. No such arbitration or mediation has yet been instituted. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Simon Operating Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                           PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED SHAREHOLDER MATTERS

     MARKET INFORMATION

     There is no established public trading market for the
Simon Operating Partnership's Units or Preferred Units.  The
following table sets forth for the periods indicated, the
distributions declared on the Units:
                                     Declared
                                   Distribution
                     1995          ------------
                 -----------
                 1st Quarter          $0.4925
                 2nd Quarter          $0.4925
                 3rd Quarter          $0.4925
                 4th Quarter          $0.4925

                     1996
                 -----------
                 1st Quarter          $0.4925
                 2nd Quarter          $0.4925
                 3rd Quarter          $0.1515 (1)
                 4th Quarter          $0.4925

   (1) Represents a distribution declared in the third quarter of 1996 related to the Merger, designated to align the time periods of distribution payments of the merged entities.

     On January 23, 1997, the Simon Operating Partnership declared a distribution of $0.4925 per Unit payable on February 21, 1997 to Unitholders of record on February 7, 1997. The current annual distribution rate is $1.97 per Unit. As the holder of the Preferred Units, the Company is entitled to preferential distributions of cash equal to the dividends payable on its outstanding shares of preferred stock. The Company and SDG, LP held all of the Units of the Simon Operating Partnership as of March 27, 1997.

     UNREGISTERED SALES OF EQUITY SECURITIES

     On October 4, 1996, the Simon Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by the Simons in exchange for 472,410 Units, as well as the Simons' 50% general partnership interest which the Simon Operating Partnership acquired for nominal consideration. The Simons had previously contributed to Simon Operating Partnership in exchange for Units, the right to receive distributions relating to its 50% general partnership interest. The Units are convertible on a one-for-one basis into common stock of the Company. The Units issued to the Simons were not registered under the Securities Act of 1933, as amended (the "Act") in reliance on the exemptions provided by Section 4(2) of the Act and the rules and regulations promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Simon Operating Partnership and combined historical financial data of Simon Property Group (the "Predecessor"). The financial data should be read in conjunction with the financial statements and notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations.
     Other data management believes is important in understanding trends in the Simon Operating Partnership's business is also included in the table.

                                   SIMON PROPERTY GROUP, L.P.             SIMON PROPERTY GROUP
                          ---------------------------------------------   ---------------------

                                                              For the     For the
                                                               Period      Period
                                                                from        from
                                                              December    January     For the
                                                               20 to        1 to     Year Ended
                                                              December    December    December
                           For the Year Ended December 3l,      31,         l9,          3l,
                          ---------------------------------- ----------   ---------  ----------
                              1996      1995         1994       1993        1993        1992
                          ----------  ----------  ---------- ----------   ---------  ----------
                               (in thousands, except per Unit data)
OPERATING DATA:
Total revenue             $  591,904  $  553,657  $  473,676 $   18,424   $ 405,869  $  400,852
Income (loss) before
extraordinary items          100,899     101,505      60,308      8,707       6,912     (11,692)
Net income (loss)         $   97,176  $   98,220  $   42,328 $  (21,774)  $  33,101  $  (11,692)
Preferred Unit requirement
                               8,125       1,490         N/A        N/A         N/A         N/A
Net income (loss)
available to Unitholders  $   89,051  $   96,730  $   42,328 $  (21,774)  $  33,101  $  (11,692)

EARNINGS PER UNIT (1):
Income before
extraordinary items       $     0.97  $     1.08  $     0.71 $     0.11         N/A         N/A
Extraordinary items            (0.04)      (0.04)      (0.21)     (0.39)        N/A         N/A
                          ----------  ----------  ---------- -----------
Net income (loss)         $     0.93  $     1.04  $     0.50 $    (0.28)        N/A         N/A
                          ==========  ==========  ========== ===========
Distributions per
 Unit (2)                 $     1.63  $     1.97  $     1.90           _        N/A         N/A
Weighted average Units
outstanding                   95,913      92,666      84,509      78,447        N/A         N/A

BALANCE SHEET DATA:
Investment in real
estate, net               $2,229,612  $2,009,344  $1,829,111 $ 1,350,360        N/A  $1,156,009
Cash and cash equivalents     50,009      62,721     105,139     110,625        N/A      42,682
Total assets               2,759,183   2,556,436   2,316,860   1,793,654        N/A   1,494,289
Mortgages and other notes
payable                    2,042,254   1,980,759   1,938,091   1,455,884        N/A   1,711,778
Limited partners' interest
(3)                                _     908,764     909,306     843,373        N/A         N/A
Owners' equity (deficit)     254,628    (589,126)   (807,613)   (791,820)       N/A   $(565,566)

OTHER DATA:
Cash flow provided by
(used in):
Operating activities      $  204,941  $  194,336  $  128,023         N/A        N/A         N/A
Investing activities        (176,334)   (222,679)   (266,772)        N/A        N/A         N/A
Financing activities         (41,319)    (14,075)    133,263         N/A        N/A         N/A


NOTES
(1)Per Unit data is reflected only for the Simon Operating Partnership, because the historical combined financial statements of the Predecessor are a combined presentation of partnerships and corporations.
(2)Represents distributions declared in 1996, which includes a distribution of $0.1515 per Unit declared on August 9, 1996, in connection with the Merger, designated to align the time periods of distributions of the merged companies. On January 23, 1997, the Simon Operating Partnership declared a distribution of $0.4925 per Unit payable on February 21, 1997 to Unitholders of record on February 7, 1997. The current annual distribution rate is $1.97 per Unit.
(3)See Note 10 of the Notes to the Financial Statements.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data, and all of the financial statements and notes thereto included elsewhere herein. Certain statements made in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Simon Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies and technology; risks of real estate development and acquisition; governmental actions and initiatives; and environmental/safety requirements.

     OVERVIEW

     During 1994, 1995 and 1996, the Simon Operating Partnership acquired several other properties through purchase, acquisition and merger, and, as result of changes in controlling interest, changed the way it accounted for several properties (using either the consolidated method of accounting or the equity method of accounting for noncontrolled joint venture entities) (the "Property Transactions"). Following is a listing of such transactions. Effective April 1, 1994, the Simon Operating Partnership began including The Forum Shops at Caesars ("Forum") as a consolidated property due to the Simon Operating Partnership's ability to demonstrate control. On September 1, 1994, the Simon Operating Partnership consolidated 15 properties as a result of the merger of MSA Realty Corporation into the Company. During December 1994, the Simon Operating Partnership acquired a 100% interest in Independence Center, Orange Park Mall, Broadway Square and University Mall (Florida). On February 23, 1995, the Simon Operating Partnership acquired an additional 50% interest in White Oaks Mall and began accounting for the property using the consolidated method of accounting. On August 1, 1995, the Simon Operating Partnership purchased the remaining 50% ownership in Crossroads Mall and subsequently began accounting for the property using the consolidated method of accounting. On September 25, 1995, the Simon Operating Partnership acquired the remaining 55% ownership in East Towne Mall and subsequently began accounting for the property using the consolidated method of accounting. On April 11, 1996, the Simon Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall and subsequently began accounting for the property using the consolidated method of accounting. (See the "Liquidity and Capital Resources" discussion for additional information regarding these transactions.)

RESULTS OF OPERATIONS

Year Ended December 31, 1996 vs. Year Ended December 31, 1995

     Total revenue increased $38.2 million, or 6.9%, in 1996 as compared to 1995. Of this increase, $37.7 million is attributable to the Property Transactions. The remaining increase includes net increases in minimum rent, lease settlements and miscellaneous income of $9.3 million, $1.8 million and $2.4 million, respectively, partially offset by a net decrease in tenant reimbursements of $11.8 million. The minimum rent increase results from increases of $1.42 and $0.40 in average base minimum rents per square foot for regional mall stores and community shopping centers, respectively. Regional mall store leases executed during 1996 were $6.30 per square foot greater than leases expiring; community shopping center leases were $2.08 greater.
     Total operating expenses increased $28.6 million, or 9.4%, in 1996 as compared to 1995. Of this increase, $18.6 million is the result the Property Transactions. The remaining $10.0 million increase is primarily the result of a net increase in depreciation and amortization ($8.9 million).
     Interest expense increased $12.3 million, or 8.2%, to $162.5 million for 1996 as compared to $150.2 million for 1995. Of this increase, $15.4 million is attributable to the Property Transactions. In addition, the Simon Operating Partnership realized incremental interest expenses in 1996 related to borrowings used to acquire additional ownership interests in and/or make equity investments in unconsolidated joint venture properties of $4.9 million. Offsetting these increases were interest savings realized as a result of restructuring the Simon Operating Partnership's credit facilities, from the proceeds of the Company's 6,000,000 common share offering on April 19, 1995, and from the proceeds of the Series A preferred stock offering, which were used to paydown debt (described under "Financing and Debt").
     Income (loss) from unconsolidated entities increased from $1.4 million in 1995 to $5.2 million in 1996, primarily resulting from an increase in the Simon Operating Partnership's share of the Management Company income ($4.8 million), partially offset by a decrease in its share of income from partnerships and joint ventures ($1.0 million). The increase in Management Company income is primarily the result of the Management Company's losses in 1995 related to the settlement of a mortgage receivable ($3.9 million) and the liquidation of a partnership investment ($1.0 million).
     Extraordinary losses of $3.7 million in 1996 and $3.3 million in 1995 result from costs associated with the refinancing or early extinguishment of debt.
     Preferred Unit requirements increased by $6.6 million in 1996 as a result a full year's distributions on the 8.125% Series A convertible preferred stock issued on October 27, 1995, as compared to approximately two months of distributions in 1995.
     Net income available to Unitholders decreased from $96.7 million in 1995 to $89.1 million in 1996, for the reasons discussed above.

Year Ended December 31, 1995 vs. Year Ended December 31, 1994

     Total revenue increased $80.0 million, or 16.9%, in 1995. Of this increase, $72.8 million is attributable to the 1995 Property Transactions, and the full-year impact in 1995 of the 1994 Property Transactions. The remaining increase is primarily the result of an increase in minimum rent revenue resulting from increases of $1.25 and $0.18 in average base minimum rents per square foot for regional mall stores and community shopping centers as evidenced by leasing spreads for regional mall store and community shopping center leases executed during 1995 over those leases expiring in 1995 of $5.38 and $1.22 per square foot, respectively. These increases are partially offset by a decrease in overage rent resulting primarily from static sales in the portfolio and a decline of $1.8 million in overage rent at Texas border properties due to the devaluation of the Mexican peso. Management expects these properties to return to their prior performance level, as they have done historically after previous peso devaluations.
     Total operating expenses increased $43.1 million, or 16.6%, in 1995. Of this increase, $37.9 million, or 87.9%, is the result of the Property Transactions. Other than increases from the Property Transactions, total operating expenses experienced an increase of only 2.0%, attributable to increased depreciation and amortization derived from an increase in investment properties.
     Interest expense, excluding prior year nonrecurring interest expense, increased a net of $27.2 million, or 22.2%, to $150.2 million for 1995 as compared to $123.0 million for 1994. Of this increase, $26.5 million, or 97.4% is the result of the Property Transactions. Interest savings were realized as a result of restructuring the Simon Operating Partnership's credit facilities and from the proceeds of the Company's 6,000,000 common share offering on April 19, 1995.
     The net gain on the sale of assets in 1995 resulted from a gain of $2.4 million on the sale of a minority partnership interest in land previously held for development in Denver, Colorado, partially offset by a loss of $0.5 million on the sale of an equity investment in Arborland Mall.
     Income (loss) from unconsolidated entities increased from a loss of $0.1 million in 1994 to income of $1.4 million in 1995, resulting from an increase in the Simon Operating Partnership's share of income from partnerships and joint ventures, partially offset by an increase in its share of losses of the Management Company. The Simon Operating Partnership's share of income from partnerships and joint ventures improved $4.1 million from $1.0 million in 1994 to $5.1 million in 1995. This increase is primarily attributable to gains from sales of peripheral property ($3.4 million) and the change to accounting for North East Mall using the equity method of accounting ($1.7 million). The Simon Operating Partnership's share of the Management Company's results declined $2.6 million from an allocated net loss of $1.1 million for 1994 to an allocated net loss of $3.7 million for 1995. This decrease is the result of the Management Company's losses related to the settlement of a mortgage receivable and the liquidation of a partnership investment in 1995, partially offset by a $1.6 million increase in the Management Company's operating income.
     Extraordinary items of $3.3 million in 1995 and $18.0 million in 1994 result from costs associated with the refinancing of debt.
     The Preferred Unit requirement in 1995 was $1.5 million as a result of the Company's issuance of $100 million of 8 1/8% Series A convertible preferred stock on October 27, 1995. The proceeds were contributed to the Simon Operating Partnership in exchange for Preferred Units with terms identical to the preferred stock issued by the Company.
     Net income available to Unitholders increased from $42.3 million in 1994 to $96.7 million in 1995, for the reasons discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Simon Operating Partnership's balance of cash and cash equivalents was $50.0 million, not including its proportionate share of cash held by the joint venture properties and the Management Company. In addition to its cash balance, the Simon Operating Partnership as a co-borrower with SDG, LP has a $750 million unsecured revolving credit facility which had $510 million available after outstanding borrowings and letters of credit at December 31, 1996. In December 1995, a shelf registration statement for $500 million of nonconvertible investment grade debt securities of the Simon Operating Partnership became effective. As of December 31, 1996, no securities have been issued from this registration statement.

     Financing and Debt. The Simon Operating Partnership's ratio of debt-to-market capitalization was 39.8% and 44.9% at December 31, 1996 and 1995, respectively.

     On February 23, 1996, the Simon Operating Partnership borrowed the initial $100.0 million tranche of a $184.0 million two-tranche loan facility for Forum and retired the existing $89.7 million mortgage debt for Forum. The initial funding bears interest a LIBOR plus 100 basis points and matures in February 2000. The remaining proceeds are being used to provide funds for the approximately 250,000-square-foot phase II expansion of this property.

     On April 11, 1996, the Simon Operating Partnership drew $115 million on its revolving credit facility. The funds were used primarily to finance the acquisition of the remaining economic ownership interest in Ross Park Mall ($44 million) and to retire a portion of the property's debt ($54 million).

     On June 28, 1996, the Simon Operating Partnership obtained an additional $200 million unsecured revolving credit facility. The facility bore interest at LIBOR plus 132.5 basis points and had a maturity date of August 1998. Terms for the facility were identical to the existing revolving credit facility.

     On September 10, 1996, the Simon Operating Partnership loaned $112 million to SDG, LP to retire the secured line of credit which DRC and its operating partnership had in effect prior to the Merger, which bore interest at LIBOR plus 175 basis points.

     On September 27, 1996, the Company completed a $200 million public offering of 8,000,000 shares of 8 3/4% Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193 million. The Company contributed the proceeds of such offering to SDG, LP, in exchange for Preferred Units in SDG, LP, which used the net proceeds to repay $142.8 million of outstanding mortgage indebtedness, loaned $34.4 million to the Simon Operating Partnership which used such amount to reduce amounts outstanding under its credit facilities, $12.1 million for the acquisition of the remaining ownership of North East Mall in Hurst, Texas, and the remainder for working capital.

     On September 27, 1996, SDG, LP, as co-borrower with the Simon Operating Partnership, obtained a $750 million unsecured three-year credit facility (the "Credit Facility"), with an option to extend, which initially bears interest at LIBOR plus 90 basis points. The Simon Operating Partnership borrowed $323 million under this Credit Facility to retire the outstanding borrowings under its two unsecured credit facilities, which bore interest at LIBOR plus 132.5 basis points. In addition, the Credit Facility contains a $150.0 million competitive bid feature, which can further reduce interest costs. The Credit Facility increased available capital by $150 million.

     On November 21, 1996, the Securities and Exchange Commission declared effective a shelf registration statement filed by the SDG, LP to provide for the offering, from time to time, of up to $750 million in aggregate principal amount of nonconvertible investment-grade unsecured debt securities (the "Notes"). Securities issued under this shelf registration are guaranteed by the Simon Operating Partnership. On November 26, 1996, SDG, LP completed the sale of $250 million of Notes. The Notes bear interest semiannually at 6.875% and mature on November 15, 2006. The net proceeds of $247.5 million were used primarily to reduce SDG, LP's overall interest rates by retiring a $62 million mortgage loan on Boynton Beach Mall and loaning $165 million to the Simon Operating Partnership, which used $57 million to retire the construction loan relating to Cottonwood Mall and $108 million to reduce the outstanding balance on the Credit Facility, with the remainder going into working capital. The Simon Operating Partnership is currently finalizing the allocation of $300 million of this shelf registration to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program.

     On December 6, 1996, SDG, LP completed a $100 million private placement of putable asset trust securities ("PATS"). The PATS bear interest at 6.75% and mature on November 15, 2003. The PATS are guaranteed by the Simon Operating Partnership. Proceeds from the placement were advanced to the Simon Operating Partnership and used to reduce outstanding borrowings on the Credit Facility.

     At December 31, 1996, the Simon Operating Partnership had consolidated debt of $2,042.3 million, of which $1,326.5 million is fixed-rate debt and $715.8 million is variable-rate debt. As of December 31, 1996, the Simon Operating Partnership had interest rate protection agreements related to $394.1 million of variable-rate debt.

     On January 31, 1997, the Simon Operating Partnership completed a refinancing transaction involving debt on four consolidated properties. The transaction consisted of the payoff of one loan totaling $43.4 million, the buyout of the contingent interest feature on the remaining three loans for $21 million, a principal reduction of $3.9 million to be applied to two of the properties, and a restatement of the interest amount on the three remaining loans. This transaction was funded using the Credit Facility.

     Scheduled principal payments of mortgage indebtedness over the next five years is $1,254.0 million, with $788.3 million thereafter.

     Acquisition Activity. Prior to April 11, 1996, the Simon Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Simon Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44.0 million in cash and the assumption of the joint venture partner's share of existing debt ($57.0 million). The purchase price in excess of the net assets acquired of $49.1 million was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting. In addition, the remaining 11% ownership in Ross Park Mall was acquired by the Simon Operating Partnership on January 21, 1997.

     On August 9, 1996, the Company acquired the national shopping center business of DRC. Pursuant to the Merger, the Company acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of
0.68 share of the Company's common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,873,965 shares of the Company's common stock was issued by the Company to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of the Company. This portion of the transaction was valued at approximately $923.2 million, based upon the number of DRC shares of common stock acquired (55,712,529), the Exchange Ratio and the last reported sales price of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, SPG changed its name to Simon DeBartolo Group, Inc. and DRC changed its name to SD Property Group, Inc.

     In connection with the Merger, the general and limited partners of the Simon Operating Partnership contributed 49.5% (47,442,212 Units) of the total outstanding Units in the Simon Operating Partnership to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP"), in exchange for 47,442,212 Units of partnership interest in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. The Company retained a 50.5% partnership interest (48,400,641 Units) in the Simon Operating Partnership but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in the Simon Operating Partnership to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of the Simon Operating Partnership and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566.9 million). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). The limited partners of the Simon Operating Partnership received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in the Simon Operating Partnership (37,282,628 Units) to SDG, LP. The interests transferred by the partners of the Simon Operating Partnership to DRP, LP have been appropriately reflected at historical costs.

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by the Simon Operating Partnership. However, there can be no assurance that such reorganizational transactions will be so effected.

     The Merger resulted in the addition of 49 regional malls, 11 community centers and one mixed-use property. These properties included 47,052,267 square feet of retail space GLA and 558,636 of office GLA. Of these properties, 40 regional malls, 10 community centers and the mixed-use property are being accounted for using the consolidated method of accounting. The remaining properties are being accounted for using the equity method of accounting, with the exception of West Town Mall, which is accounted for using the cost method of accounting.

     Prior to October 4, 1996, the Simon Operating Partnership held the right to receive 50% of the partnership results of North East Mall in Hurst, Texas. On October 4, 1996, in connection with the settlement of certain outstanding litigation, SDG, LP acquired for $12.1 million an additional 20% limited partnership interest in North East Mall. At the same time, the Simon Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by the Simons in exchange for 472,410 Units in the Simon Operating Partnership, as well as the Simons' 50% general partnership interest. The Simons had previously contributed the right to receive distributions relating to its 50% general partnership interest to the Simon Operating Partnership, in exchange for Units. As a result of these transactions, the Simon Operating Partnership owns 80% of North East Mall and accounts for it using the consolidated method of accounting. SDG, LP owns the remaining 20%.

     See Note 3 to the consolidated financial statements for details of 1995 and 1994 acquisition activity.

     Development Activity. Development activities are an ongoing part of the Simon Operating Partnership's business. The Simon Operating Partnership opened a regional mall, one specialty retail center and one value-oriented super-regional mall during 1996. The new regional mall is the 1.0 million square foot Cottonwood Mall in Albuquerque, New Mexico, which opened on July 31. The new specialty retail center is the 60,000 square foot Tower Shops in Las Vegas, Nevada, which opened in November. The value-oriented super-regional mall is the 1.3 million square foot Ontario Mills, which opened in Ontario, California, on November 14. Other than Cottonwood Mall, which is wholly-owned and accounted for using the consolidated method of accounting, the Simon Operating Partnership has joint venture partners on each of the projects recently opened and accounts for them using the equity method of accounting.

     Construction also continues on the following projects:

* The Source, a 730,000 square foot value-oriented retail and entertainment development project in Westbury (Long Island), New York, is expected to open in August 1997. This new $150 million development will adjoin an existing Fortunoff store. The Simon Operating Partnership has a total equity investment of $25.3 million in this 50%-owned joint venture project. Construction financing of $120 million closed on this property in July 1996. The loan initially bears interest at LIBOR plus 170 basis points and matures on July 16, 1999.

* Arizona Mills, a 1,230,000 square foot retail development project in Tempe, Arizona, broke ground on August 1, 1996. This $184 million value-oriented super-regional mall is expected to open in November 1997. In January 1997, the joint venture closed on a five-year $145 million construction loan with interest at LIBOR plus 150 basis points. The Simon Operating Partnership had an $13.5 million equity investment through December 31, 1996 and a 25% ownership interest in this joint venture development.

* Grapevine Mills, a 1,480,000 square foot retail development project in Grapevine (Dallas/Fort Worth), Texas, broke ground on July 10, 1996. This $202 million value-oriented super-regional mall development project is expected to open in October 1997. A commitment has been obtained for a four-year $157 million construction loan (plus a one-year extension) with an initial interest rate of LIBOR plus 165 basis points. The Simon Operating Partnership has a $14 million equity commitment on this 37.5%- owned joint venture project, and advanced its initial contribution of $7.9 million in January 1997.

* The Shops at Sunset Place, a destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA is scheduled to open in 1998 in South Miami, Florida. The Simon Operating Partnership owns 75% of this $143 million project. The Simon Operating Partnership expects to have construction financing for the majority of the development costs of this project in place during the second quarter of 1997.

     In addition, the Simon Operating Partnership is in the preconstruction development phase on two new community center projects, each of which is immediately adjacent to an existing regional mall in the Company's portfolio. Lakeline Plaza, an approximately $39 million development, is scheduled to open in Austin, Texas, in 1998. The Simon Operating Partnership has a 50% ownership interest in this 391,000 square foot joint venture development project. Muncie Plaza, a $15 million development project, is scheduled to open in Muncie, Indiana, in 1998. This 200,000 square foot development project is wholly-owned.

     Strategic Expansions and Renovations. A key objective of the Simon Operating Partnership is to increase the profitability and market share of its portfolio properties through the completion of strategic renovations and expansions. In 1996, the Simon Operating Partnership completed construction and opened three expansion and/or renovation projects; Greenwood Plus in Greenwood, Indiana; Muncie Mall in Muncie, Indiana; and College Mall in Bloomington, Indiana.

     The Simon Operating Partnership currently has one major expansion project under construction, and is in the preconstruction development stage with an additional major expansion project. The aggregate cost of the projects is approximately $240 million.

*A 235,000 square foot phase II expansion of Forum in Las Vegas, in which the Simon Operating Partnership has a 55% ownership interest, is scheduled to open in August 1997. The costs of the phase II project are being funded with a portion of the $184 million two-tranche financing facility which closed on February 23, 1996. The loan bears interest on a weighted average basis at LIBOR plus 137 basis points and matures in February 2000.

*A 200,000 square foot small shop expansion of North East Mall, in Hurst, Texas, which includes a renovation, is scheduled for completion in 1999. This project includes the addition of Nordstrom and a second level of small shops.

     The Simon Operating Partnership has a number of smaller renovation and/or expansion projects currently under construction including the following, aggregating approximately $30 million:

 Expected Date
 of Completion    Property Name                Property Location
 --------------   ------------------------     ------------------------------
 March 1997       Smith Haven Mall             Lake Grove (Long Island), NY
 April 1997       St. Charles Towne Center     Waldorf (Washington, D.C.), MD
 August 1997      Orange Park Mall             Jacksonville, FL
 October 1997     Alton Square                 Alton, IL
 November 1997    East Towne Mall              Knoxville, TN

     In addition, preconstruction development continues on a number of project expansions, renovations and anchor additions at additional properties. The Simon Operating Partnership expects to commence construction on many of these projects in the next 12 to 24 months.

     It is anticipated that these projects will be financed principally with access to debt and equity markets, existing corporate credit facilities and cash flow from operations.

     Capital Expenditures. Capital expenditures were $211.3 million, $135.4 million and $252.5 million for the periods ended December 31, 1996, 1995 and 1994, respectively.
                                            1996         1995     1994
                                           -------      -------  -------
        New Developments                   $  63.7      $  29.7  $   2.9
        Renovations and Expansions            66.2         38.9     22.7
        Tenant Allowances--Retail             21.5         17.2     10.1
        Tenant Allowances--Offices             6.1          4.3      2.5
        Capital Expenditures Recoverable
         from Tenants                          6.7          8.0      3.2
        Acquisitions                          43.9         32.5    205.2
        Other                                  3.2          4.8      5.9
                                           -------      -------  -------
       Total                               $ 211.3      $ 135.4  $ 252.5
                                           =======      =======  =======

     Distributions. The Simon Operating Partnership declared distributions in 1996 aggregating $1.63 per Unit and $1.97 per Unit in 1995. This included a distribution of $0.1515 per Unit on August 9, 1996, in connection with the Merger, designated to align the time periods of distribution payments of the merged companies. On January 23, 1997, the Simon Operating Partnership declared a distribution of $0.4925 per Unit. The current annual distribution rate is $1.97 per Unit. For federal income tax purposes, 64% of the 1996 distributions and 25% of the 1995 distributions represented a return of capital. Future distributions will be determined based on actual results of operations and cash available for distribution.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to Unitholders. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity raised in the public markets by the Company.

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Facility, together with the ability to issue Units and the Company's ability to issue shares of common stock, provide the means to finance certain acquisitions. No assurance can be given that the Simon Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any. It is expected that any future acquisition will be executed by SDG, LP.

     Investing and Financing Activities. Cash used in investing activities for the year ended December 31, 1996, was $176.3 million, including approximately $44 million for the acquisition of the remaining economic ownership interest in Ross Park Mall, capital expenditures and development related costs of $151.8 million including $40.4 million, $34.9 million, $11.1 million and $6.9 million at Cottonwood Mall, Forum, Muncie Mall, and The Shops at Sunset Place, respectively. In addition, investments in unconsolidated joint ventures totaling approximately $57.3 million includes $21.4 million, $15.0 million, $13.5 million and $3.2 million in equity contributions made to The Source, Ontario Mills, Arizona Mills and The Tower Shops, respectively, to fund development activity. These expenditures are partially offset by cash received from unconsolidated entities of $35.8 million, which includes a $28.3 million return of equity from Smith Haven Mall, and $38.6 million of note repayments received from M.S. Management Associates.

     Cash used in financing activities for the year ended December 31, 1996 was $41.3 million as compared to $14.1 million in 1995. This increase is primarily the result of an increase in partnership distributions ($35.4 million), and net proceeds from sales of common and preferred stock in 1995 ($242.4 million), partially offset by advances from SDG, LP ($259.4 million). The increase in distributions is primarily the result of special distributions paid in connection with the Merger ($14.5 million), the addition of the Preferred Units ($9.6 million), and additional Units issued in the comparative periods. The annual distribution rate has remained at $1.97 per Unit in both periods.

     INFLATION

     Inflation has remained relatively low during the past four years and has had a minimal impact on the operating performance of the Properties. Nonetheless, substantially all of the tenants' leases contain provisions designed to lessen the impact of inflation. Such provisions include clauses enabling the Simon Operating Partnership to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Simon Operating Partnership to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Substantially all of the leases, other than those for anchors, require the tenants to pay a proportionate share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Simon Operating Partnership's exposure to increases in costs and operating expenses resulting from inflation.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to the Index to Financial Statements contained in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company is the sole general partner of the Simon Operating Partnership. The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A and is included under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement for its annual meeting of shareholders to be filed with the Commission pursuant to Regulation 14A.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements

         Report of Independent Public Accountants

         Simon Property Group, L.P. Consolidated Balance Sheets as of December 31, 1996 and 1995

         Simon Property Group, L.P. Consolidated Statements of
        Operations for the years ended December 31, 1996, 1995 and
        1994

         Simon Property Group, L.P. Consolidated Statements of
        Changes in Partners' Equity (Deficit) for the years ended
        December 31, 1996, 1995 and 1994

         Simon Property Group, L.P. Consolidated Statements of
        Cash Flows for the years ended December 31, 1996, 1995 and
        1994


         Notes to Financial Statements

        (2) Financial Statement Schedule

         Report of Independent Public Accountants

         Schedule III _ Schedule of Real Estate and Accumulated
        Depreciation

         Notes to Schedule III

        (3) Exhibits

         The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

(b)      Reports on Form 8-K

         None.



            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Simon DeBartolo Group, Inc.:

We have audited the accompanying consolidated balance sheets of SIMON PROPERTY GROUP, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Simon Property Group, L.P. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.




                                                  ARTHUR ANDERSEN LLP
Indianapolis, Indiana
February 18, 1997



BALANCE SHEETS
 Simon Property Group, L.P. Consolidated

(Dollars in thousands, except per unit amounts)

                                                  December 31,
                                             ----------------------
                                                1996        1995
ASSETS:                                      ----------  ----------
Investment properties, at cost               $2,467,779  $2,162,161
  Less - accumulated depreciation               238,167     152,817
                                             ----------  ----------
                                              2,229,612   2,009,344
Cash and cash equivalents                        50,009      62,721
Tenant receivables and accrued revenue, net     136,496     144,400
Notes receivable from Management Company         63,978     102,522
Investment in partnerships and joint            139,711     117,332
 ventures, at equity
Deferred costs, net                              84,295      81,398
Other assets                                     45,370      30,985
Minority interest                                 9,712       7,734
                                             ----------  ----------
Total assets                                 $2,759,183  $2,556,436
                                             ----------  ----------

LIABILITIES:
Mortgages and other notes payable            $2,042,254  $1,980,759
Advances from Simon DeBartolo Group, L.P.       259,382          --
Accounts payable and accrued expenses           113,027     113,131
Accrued distributions                                --      48,594
Cash distributions and losses in partnerships    17,106      54,120
 and joint ventures, at equity
Investment in Management Company and             18,519      20,612
 affiliates
Minority interest                                12,128          --
Other liabilities                                42,139      19,582
                                             ----------  ----------
Total liabilities                             2,504,555   2,236,798
                                             ----------  ----------

COMMITMENTS AND CONTINGENCIES (Note 13)

LIMITED PARTNERS' EQUITY INTEREST, 0 and
 37,282,628 units outstanding,
  respectively, at redemption value (Note 10)        --     908,764

PARTNERS' EQUITY (DEFICIT) (Notes 3 and 10):

Preferred units, 4,000,000 units authorized,
 issued and outstanding                          99,923      99,923

General Partner, 958,429 and 58,360,195 units
outstanding, respectively                         1,601     135,710

Special Limited Partner, 95,356,834 and 0
 units outstanding, respectively                158,458          --

Adjustment to reflect Limited Partners'
equity interest at redemption value                  --    (822,072)

Unamortized restricted stock award               (5,354)     (2,687)
                                             ----------  ----------
Total partners' equity (deficit)                254,628    (589,126)
                                             ----------  ----------
Total liabilities and partners'
 equity (deficit)                            $2,759,183  $2,556,436
                                             ==========  ==========

         The accompanying notes are an integral part of these statements.

STATEMENTS OF OPERATIONS
 Simon Property Group, L.P. Consolidated

(Dollars in thousands, except per unit amounts)

                                            For the Year Ended December 31,
                                            -------------------------------
                                             1996         1995      1994
                                           ---------   ---------  ---------
REVENUE:
Minimum rent                               $ 339,120   $ 307,857  $ 255,716
Overage rent                                  23,300      23,278     25,463
Tenant reimbursements                        194,507     192,994    163,588
Other income                                  34,977      29,528     28,909
                                           ---------   ---------  ---------
Total revenue                                591,904     553,657    473,676
                                           ---------   ---------  ---------
EXPENSES:
Property operating                           104,643      96,851     85,672
Depreciation and amortization                108,435      92,739     75,945
Real estate taxes                             55,597      53,941     44,502
Repairs and maintenance                       25,361      24,614     22,940
Advertising and promotion                     21,119      18,888     17,000
Provision for credit losses                    2,991       2,858      3,417
Other                                         12,937      12,630      9,902

Total operating expenses                     331,083     302,521    259,378

OPERATING INCOME                             260,821     251,136    214,298
                                           ---------   ---------  ---------
INTEREST EXPENSE                             162,485     150,224    122,980
NON-RECURRING INTEREST EXPENSE                    --          --     27,184
                                           ---------   ---------  ---------
INCOME BEFORE MINORITY INTEREST               98,336     100,912     64,134

MINORITY INTEREST                             (2,748)     (2,681)    (3,759)

GAIN ON SALE OF ASSETS, NET                       88       1,871         --
                                           ---------   ---------  ---------
INCOME BEFORE UNCONSOLIDATED ENTITIES         95,676     100,102     60,375

INCOME (LOSS) FROM UNCONSOLIDATED ENTITIES
                                               5,223       1,403       (67)
                                           ---------   ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEMS            100,899     101,505     60,308

EXTRAORDINARY ITEMS                           (3,723)     (3,285)   (17,980)
                                           ---------   ---------  ---------
NET INCOME                                    97,176      98,220     42,328

PREFERRED UNIT REQUIREMENT                     8,125       1,490         --
                                           ---------   ---------  ---------
NET INCOME AVAILABLE TO UNITHOLDERS        $  89,051   $  96,730  $  42,328
                                           =========   =========  =========
NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
General Partner                            $  31,125   $  57,781  $  23,377
Limited Partners                              57,926      38,949     18,951
                                           ---------   ---------  ---------
                                           $  89,051   $  96,730  $  42,328
EARNINGS PER UNIT:                         =========   =========  =========
Income before extraordinary items          $    0.97   $    1.08  $    0.71
Extraordinary items                            (0.04)      (0.04)     (0.21)
                                           ---------   ---------  ---------
Net income                                 $    0.93   $    1.04  $    0.50
                                           =========   =========  =========

  The accompanying notes are an integral part of these statements.


Statements of Shareholders' Equity
 Simon DeBartolo Group, Inc. Consolidated

 (Dollars in thousands)
                                               Common
                                             Stock and
                                              Class B
                        Series A   Series B  and Class  Capital in              Unamortized     Total
                       Preferred  Preferred  C Common   Excess of   Accumulated  Restricted  Shareholders'
                         Stock      Stock      Stock    Par Value     Deficit   Stock Award     Equity
                       ---------  ---------  ---------  ----------  -----------  ----------  -----------
Balance at
 December 31, 1993     $      --  $      --  $       5  $   40,882  $  (11,366)    $     --  $   29,521

Common stock issued,
net of
issuance costs
(7,462,445 shares)                                   1     164,333                              164,334

Transfer out of
limited partners'
interest
 in the Operating
Partnership                                                (69,650)                            (69,650)

Net income                                                               23,377                  23,377

Distributions                                                          (90,275)                (90,275)
                       ---------  ---------  ---------  ----------  -----------  ----------  ----------
Balance at
 December 31, 1994            --         --          6     135,565     (78,264)          --      57,307

Stock options
exercised (6,876
shares)                                                        164                                  164

Common stock issued,
net of
 issuance costs
(9,797,563 shares)                                   1     221,416                              221,417

Preferred stock
issued, net of
 issuance costs
(4,000,000 shares)        99,923                                                                 99,923

Stock incentive
program (143,311
shares)                                                      3,608                  (3,605)           3

Amortization of stock
incentive                                                                               918         918

Transfer out of
limited partners'
interest
 in the Operating
Partnership                                                (94,035)                            (94,035)

Net income                                                               59,271                  59,271

Distributions                                                         (112,022)               (112,022)
                       ---------  ---------  ---------  ----------  -----------  ----------  ----------
Balance at
 December 31, 1995        99,923         --          7     266,718    (131,015)     (2,687)     232,946

Stock options
exercised (372,151
shares)                                                      8,677                                8,677

Common stock issued in
connection
 with Merger
(37,873,965 shares)                                  3     922,276                              922,279

Class C Common stock
issued in connection
with Merger (4,000
shares)                                                        100                                  100

Common stock issued in
connection with
severance program
(70,074 shares)                                              1,841                                1,841

Preferred stock
issued, net of
 issuance costs
(8,000,000 shares)                  192,989                                                     192,989

Stock incentive
 program (200,030
shares)                                                      4,751                  (4,751)           -

Amortization of stock
incentive                                                                             2,084       2,084

Transfer out of
limited partners'
interest in the
Operating Partnership
                                                           (14,382)                            (14,382)

Net income                                                               85,255                  85,255

Distributions                                                         (126,836)               (126,836)

Other                                                          (62)                                (62)

                        --------  ---------  ---------  ----------  -----------    --------  ----------
Balance at
 December 31, 1996     $  99,923  $ 192,989  $      10  $1,189,919  $ (172,596)    $(5,354)  $1,304,891
                       =========  =========  =========  ==========  ===========  ==========  ==========



STATEMENTS OF CASH FLOWS
 Simon DeBartolo Group, Inc. Consolidated

 (Dollars in thousands)

                                               For the Year Ended December 31,
                                              ---------------------------------
                                                 1996         1995        1994
                                              ----------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                  $   85,255   $  59,271   $  23,377
Adjustments to reconcile net income to net
cash provided by operating activities_
Depreciation and amortization                    143,582     101,262      83,196
Loss on extinguishments of debt                    3,521       3,285      17,980
Gain on sale of assets, net                         (88)     (1,871)         --
Limited partners' interest in Operating
Partnership                                       45,887      38,949      18,951
Straight-line rent                               (3,502)     (1,126)     (4,326)
Minority interest                                  4,300       2,681       3,759
Equity in income of unconsolidated
entities                                         (9,545)     (1,403)          67
Changes in assets and liabilities_
Tenant receivables and accrued revenue           (6,422)       5,502     (3,908)
Deferred costs and other assets                 (12,756)    (14,290)       1,099
Accounts payable, accrued expenses and
other liabilities                               (13,768)       2,076    (12,172)
                                              ----------   ---------   ---------
  Net cash provided by operating
activities                                       236,464     194,336     128,023
                                              ----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                    (56,069)    (32,547)   (227,312)
Capital expenditures                           (195,833)    (98,220)    (42,765)
Cash from Merger and consolidation of
joint ventures, net of Merger costs               37,053       4,346       8,924
Decrease in restricted cash                        1,474          --          --
Proceeds from sale of assets                         399       2,550          --
Investments in unconsolidated entities          (62,096)    (77,905)     (1,056)
Distributions from unconsolidated entities
                                                  36,786       6,214       5,842
Investments in and advances to/(from)
Management Company                                38,544    (27,117)    (10,405)
                                              ----------   ---------   ---------
Net cash used in investing activities          (199,742)   (222,679)   (266,772)
                                              ----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sales of common and
preferred stock, net                             201,704     242,377     106,773
Minority interest distributions                  (5,115)     (3,680)     (2,148)
Distributions to shareholders                  (166,640)   (104,785)    (67,279)
Distributions to limited partners               (90,763)    (72,941)    (53,432)
Mortgage and other note proceeds, net of
transaction costs                              1,293,582     456,520     405,430
Mortgage and other note principal payments
                                             (1,267,902)   (531,566)   (256,081)
                                              ----------   ---------   ---------
Net cash provided by (used in) financing
activities                                      (35,134)    (14,075)     133,263

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                        1,588    (42,418)     (5,486)

CASH AND CASH EQUIVALENTS, beginning of
period                                            62,721     105,139     110,625

                                              ----------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period      $   64,309   $  62,721   $ 105,139
                                              ==========   =========   =========

       The accompanying notes are an integral part of these statements.

                          SIMON PROPERTY GROUP, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)


1.  ORGANIZATION

     Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. On August 9, 1996, the Company acquired the national shopping center business of DeBartolo Realty Corporation ("DRC"), The Edward J. DeBartolo Corporation and their affiliates as the result of the Merger described in Note 3.

     As of December 31, 1996, Simon Property Group, L.P. ("SPG, LP" or the "Simon Operating Partnership") was a subsidiary partnership of Simon DeBartolo Group, L.P. ("SDG, LP"). The Simon Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of December 31, 1996, the Simon Operating Partnership owns or holds an interest in 124 income-producing properties, which consist of 63 regional malls, 54 community shopping centers, three specialty retail centers, three mixed-use properties and one value-oriented super-regional mall in 30 states (the "Properties"). The Simon Operating Partnership also owns interests in two specialty retail centers and two value-oriented super-regional malls five parcels of land held for future development. The Simon Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). See Note 7 for a description of the activities of the Management Company.

     The Simon Operating Partnership is subject to risks incidental to the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws. Like most retail properties, the Simon Operating Partnership's regional malls and community shopping centers rely heavily upon anchor tenants. As of December 31, 1996, 131 of the approximately 438 anchor stores in the Properties were occupied by JCPenney Company, Inc., Sears Roebuck & Co. and Dillard Department Stores, Inc. An affiliate of JCPenney Company, Inc. is a limited partner in the Simon Operating Partnership. In addition, the Chief Operating Officer of Dillard Department Stores, Inc. is a director of the Company.

2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of the Simon Operating Partnership include the accounts of all entities owned or controlled by the Simon Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned ("Wholly-Owned Properties") or owned less than 100% and are controlled by the Simon Operating Partnership ("Minority Interest Properties") have been consolidated. Control is demonstrated by the ability of the general partner to manage day-to-day operations, refinance debt and sell the assets of the partnership without the consent of the limited partner and the inability of the limited partner to replace the general partner. Investments in partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests ("Joint Venture Properties") and the investment in the Management Company (see Note 7) are accounted for using the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

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

     Effective July 1, 1995, the Simon Operating Partnership relinquished its ability to solely direct certain activities related to the control of North East Mall. As a result, the Property was no longer consolidated.

     Net operating results of the Simon Operating Partnership are allocated after preferred distributions (see Note 10), based on its partners' ownership interests. The Company's direct and indirect weighted average ownership interest in the Simon Operating Partnership during 1996, 1995 and 1994 was 61.0%, 60.3% and 55.6%, respectively. At December 31, 1996 and 1995, the Company's ownership interest was 60.8% and 61.0%, respectively.

     The following schedule identifies each Property included in the accompanying consolidated financial statements and the method of accounting utilized for each Property as of December 31, 1996:


CONSOLIDATED METHOD:

Regional Malls
------------------
Alton Square            North Towne Square      Northwoods Mall
Amigoland Mall          Heritage Park Mall      Orange Park Mall
Anderson Mall           Hutchinson Mall         Prien Lake Mall
Barton Creek Square     Independence Center     Ross Park Mall
Battlefield Mall        Ingram Park Mall        St. Charles Towne
Broadway Square         Irving Mall             Center
Century Mall            Jefferson Valley Mall   South Park Mall
Charles Towne Square    La Plaza Mall           Southgate Mall
Cielo Vista Mall        Lincolnwood Town        Southtown Mall
College Mall            Center                  Sunland Park Mall
Cottonwood Mall         Longview Mall           Tippecanoe Mall
Crossroads Mall         Machesney Park Mall     Towne East Square
East Towne Mall         Markland Mall           Towne West Square
Eastgate Consumer Mall  McCain Mall             University Mall
Eastland Mall           Memorial Mall           (Arkansas)
Forest Mall             Midland Park Mall       University Mall
Forest Village Park     Miller Hill Mall        (Florida)
Mall                    Mounds Mall             Valle Vista Mall
Fremont Mall            Muncie Mall             West Ridge Mall
Golden Ring Mall        North East Mall         White Oaks Mall
Greenwood Park Mall                             Wichita Mall
                                                Windsor Park Mall


Specialty Retail         Mixed-Use
Centers                  Properties
------------------       --------------
The Forum Shops at       O'Hare
Caesars                  International
                         Center
Trolley Square           Riverway

Community Centers
------------------
Arvada Plaza            Greenwood Plus          New Castle Plaza
Aurora Plaza            Griffith Park Plaza     North Ridge Plaza
Bloomingdale Court      Hammond Square          North Riverside Park
Bridgeview Court        Ingram Plaza            Plaza
Brightwood Plaza        Lake Plaza              Northland Plaza
Bristol Plaza           Lake View Plaza         Northwood Plaza
Buffalo Grove Towne     Lincoln Crossing        Park Plaza
Center                  Maplewood Square        Regency Plaza
Celina Plaza            Markland Plaza          St. Charles Towne
Cohoes Commons          Martinsville Plaza      Plaza
Countryside Plaza       Marwood Plaza           Teal Plaza
East Towne Commons      Matteson Plaza          Tippecanoe Plaza
Eastland Plaza          Memorial Plaza          Wabash Village
Forest Plaza            Mounds Mall Cinema      West Ridge Plaza
Fox River Plaza                                 White Oaks Plaza
                                                Wood Plaza

EQUITY METHOD:

Regional Malls          Community Centers       Value-Oriented
                                                Super-Regional Mall
------------------      ------------------      ------------------
Circle Centre           Cobblestone Court       Ontario Mills
Lakeline Mall           Crystal Court
Rolling Oaks Mall       Fairfax Court           Mixed-Use Property
Seminole Towne Center   Gaitway Plaza           ------------------
Smith Haven Mall        Plaza at Buckland       The Fashion Centre at
                        Hills, The              Pentagon City
                        Ridgewood Court
                        Royal Eagle Plaza       Specialty Retail
                        Village Park Plaza      Center
                        West Town Corners       ------------------
                        Westland Park Plaza     The Tower Shops
                        Willow Knolls Court
                        Yards Plaza, The


     The deficit minority interest balance in the accompanying Consolidated Balance Sheets represents outside partners' interests in the net equity of certain Properties. Deficit minority interests were recorded when a partnership agreement provided for the settlement of deficit capital accounts before distributing the proceeds from the sale of partnership assets and/or from the intent (legal or otherwise) and ability of the partner to fund additional capital contributions.

3.  MERGERS AND REAL ESTATE ACQUISITIONS AND DEVELOPMENTS

          Mergers

     DRC. On August 9, 1996, the Company acquired the national shopping center business of DRC (the "Merger") for an aggregate value of $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and one mixed-use Property. These Properties included 47,052,267 square feet of retail space gross leasable area ("GLA") and 558,636 of office GLA. Pursuant to the Merger, the Company acquired all the outstanding common stock of DRC (55,712,529 shares), at an exchange ratio of 0.68 share of the Company's common stock for each share of DRC common stock (the "Exchange Ratio"). A total of 37,873,965 shares of the Company's common stock was issued by the Company, to the DRC shareholders. DRC and the acquisition subsidiary merged. DRC became a 99.9% subsidiary of the Company and changed its name to SD Property Group, Inc. This portion of the transaction was valued at approximately $923,179, based upon the number of DRC shares of common stock acquired (55,712,529 shares), the Exchange Ratio and the last reported sales price of the Company's common stock on August 9, 1996 ($24.375). In connection therewith, the Company changed its name to Simon DeBartolo Group, Inc.

     In connection with the Merger, the general and limited partners of SPG, LP contributed 49.5% (47,442,212 units of partnership interest) of the total outstanding units of partnership interest ("Units") in SPG, LP to the operating partnership of DRC, DeBartolo Realty Partnership, L.P. ("DRP, LP") in exchange for 47,442,212 Units of partnership interest in DRP, LP, whose name was changed to Simon DeBartolo Group, L.P. ("SDG, LP"). The Company retained a 50.5% partnership interest (48,400,641 Units) in SPG, LP but assigned its rights to receive distributions of profits on 49.5% (47,442,212 Units) of the outstanding Units of partnership interest in SPG, LP to SDG, LP. The limited partners of DRP, LP approved the contribution made by the partners of SPG, LP and simultaneously exchanged their 38.0% (34,203,623 Units) partnership interest in DRP, LP, adjusted for the Exchange Ratio, for a smaller partnership interest in SDG, LP. The exchange of the limited partners' 38.0% partnership interest in DRP, LP for Units of SDG, LP has been accounted for as an acquisition of minority interest by the Company and is valued based on the estimated fair value of the consideration issued (approximately $566,900). The Units of SDG, LP may under certain circumstances be exchangeable for common stock of the Company on a one-for-one basis. Therefore, the value of the acquisition of the DRP, LP limited partners' interest acquired was based upon the number of DRP, LP Units exchanged (34,203,623), the Exchange Ratio and the last reported sales price per share of the Company's common stock on August 9, 1996 ($24.375). The limited partners of SPG, LP received a 23.7% partnership interest in SDG, LP (37,282,628 Units) for the contribution of their 38.9% partnership interest in SPG, LP (37,282,628 Units) to SDG, LP. The interests transferred by the partners of SPG, LP to DRP, LP have been appropriately reflected at historical costs.

     Upon completion of the Merger, the Company became a general partner of SDG, LP with 36.9% (57,605,796 Units) of the outstanding partnership Units in SDG, LP and became through SD Property Group, Inc. the managing general partner of SDG, LP with 24.3% (37,873,965 Units in SPG, LP) of the outstanding partnership Units in SDG, LP. The Company remained the sole general partner of SPG, LP with 1% of the outstanding partnership Units (958,429 Units) and 49.5% interest in the capital of SPG, LP, and SDG, LP became the special limited partner in SPG, LP with 49.5% (47,442,212 Units) of the outstanding partnership Units in SPG, LP and an additional 49.5% interest in the profits of SPG, LP. SPG, LP did not acquire any interest in SDG, LP. Upon completion of the Merger, the Company directly and indirectly owned a controlling 61.2% (95,479,761 Units) partnership interest in SDG, LP.

     For financial reporting purposes, the completion of the Merger resulted in a reverse acquisition by the Company, using the purchase method of accounting, directly or indirectly, of 100% of the net assets of DRP, LP for consideration valued at $1.5 billion, including related transaction costs. The purchase price has been allocated to the fair value of the assets and liabilities of DRP, LP at December 31, 1996. Certain assumptions were made which management of the General Partners believes are reasonable. Final adjustments to the purchase price allocation were not completed at December 31, 1996. While no material changes to the allocation are anticipated, changes will be recorded in 1997.

     Although the Company was the accounting acquirer, SDG, LP (formerly DRP,
LP) became the primary operating partnership through which the future business of the Company will be conducted. As a result of the Merger, the Company's initial operating partnership, SPG, LP, became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SDG, LP is absorbed by public company costs and related expenses incurred by the Company. However, because the Company was the accounting acquirer and, upon completion of the Merger, acquired majority control of SDG, LP; SPG, LP is the predecessor to SDG, LP for financial reporting purposes. Accordingly, the financial statements of SDG, LP for the post-Merger periods reflect the reverse acquisition of DRP, LP by the Company using the purchase method of accounting and for all pre-Merger comparative periods, and the financial statements of SDG, LP reflect the financial statements of SPG, LP as the predecessor to SDG, LP for financial reporting purposes.

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by SPG, LP. However, there can be no assurance that such reorganizational transactions will be so effected.

     MSA Realty Corporation ("MSAR"). On September 1, 1994, the Company issued an additional 1,799,945 shares of common stock in conjunction with the merger of MSAR. Each outstanding share of MSAR common stock as of August 31, 1994, was converted into 0.31 shares of the Company's common stock. The acquisition price, including related transaction costs, was $48,031. The Company's investment in MSAR was contributed to the Simon Operating Partnership for 1,799,945 Units, which increased the Company's ownership of the Simon Operating Partnership by 1.0% to 56.4%. As a result of the acquisition, the Simon Operating Partnership now owns 100% of fourteen centers in which it previously held a 50% interest and substantially all of the ownership interest in one community shopping center in which it held a minority interest. In addition, the Simon Operating Partnership obtained a noncontrolling 50% interest in a regional mall. This transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $26,507 was allocated to investment properties. The Simon Operating Partnership's interest in the assets and liabilities of these centers prior to this transaction is reflected at predecessor cost. Subsequent to September 1, 1994, each of the Properties involved in this merger was accounted for using the consolidated method of accounting.

          Acquisitions and Developments

     Independence Center. On December 1, 1994, the Simon Operating Partnership acquired Independence Center in Independence, Missouri. Included in the purchase are approximately 47 acres of undeveloped land adjacent to the mall. Under the terms of the sale, the Simon Operating Partnership paid $51,413, including transaction costs, funded through the use of the Simon Operating Partnership's credit facilities.

     Broadway Square, Orange Park Mall and University Mall. On December 29, 1994, the Simon Operating Partnership acquired Broadway Square in Tyler, Texas; Orange Park Mall in Jacksonville, Florida; and University Mall in Pensacola, Florida. Under the terms of the sale, the Simon Operating Partnership paid $153,874, including transaction costs, funded through the use of the Simon Operating Partnership's credit facilities. Included in the purchase price were approximately 14 acres and 10 acres of undeveloped land adjacent to Orange Park Mall and University Mall, respectively.

     White Oaks Mall. At the time of the Company's initial public offering in December 1993, the Teacher's Retirement System of the State of Illinois ("TRS") held an option to put its 50% general and limited partnership interests in White Oaks Mall in Springfield, Illinois, to the Simon Operating Partnership. TRS exercised this option on January 23, 1995, and the purchase closed February 23, 1995. The Units which TRS received upon exercise of the options were exchanged for 2,022,247 shares of common stock of the Company. The Simon Operating Partnership now owns 77% of White Oaks Mall. The issuance of the additional shares increased the Company's ownership interest in the Simon Operating Partnership by 1.0% to 57.6%. The White Oaks Mall transaction, valued at $45,000, was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $10,905 was allocated to investment properties. The Simon Operating Partnership's interest in the assets and liabilities of this Property prior to this transaction is reflected at predecessor cost. Effective February 23, 1995, White Oaks Mall was being accounted for in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

     Crossroads Mall. Prior to July 31, 1995, the Simon Operating Partnership held a 50% joint venture interest in Crossroads Mall in Omaha, Nebraska. On July 31, 1995, the Simon Operating Partnership acquired the remaining 50% ownership in the Property from Melvin Simon, Herbert Simon, and certain of their affiliates (collectively, the "Simons") in exchange for 120,000 Units. The acquisition was reflected at predecessor cost. Concurrent with the acquisition, a debt restructuring was completed which included the issuance of 1,200,000 shares of common stock of the Company to the lender (New York State Teachers' Retirement System) in exchange for a $30,000 reduction of the outstanding loan balance which included accrued interest. In addition, the effective interest rate on the remaining balance of $41,400 was reduced from 10.5% to 7.75%. The loan matures on July 31, 2002. Effective July 31, 1995, Crossroads Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

     The Shops at Sunset Place. On August 15, 1995, the Simon Operating Partnership acquired for $11,406 a controlling 75% joint venture interest in a redevelopment project to be named "The Shops at Sunset Place" in South Miami, Florida, using borrowings from its unsecured revolving credit facility. The Simon Operating Partnership began construction on this 500,000 square foot development property in November 1996, and it is scheduled for completion in 1998. The Simon Operating Partnership expects to have construction financing for the majority of the development costs of this project in place before the end of the second quarter of 1997. This project is included in the accompanying consolidated financial statements using the consolidated method of accounting.

     East Towne Mall. Prior to September 25, 1995, the Simon Operating Partnership held a 45.0% joint venture interest in East Towne Mall in Knoxville, Tennessee. On September 25, 1995, the Simon Operating Partnership acquired the remaining interest for $18,500 and the assumption of 55% of the $75,000 of existing mortgage debt. In connection with the transaction, the Simon Operating Partnership refinanced the $75,000 mortgage. These transactions were funded through a new loan of $55,000 and $38,500 in borrowings from the Simon Operating Partnership's unsecured revolving credit facility. The transaction was accounted for using the purchase method of accounting. The purchase price in excess of the net assets acquired of $21,982 was allocated to investment properties. Effective September 25, 1995, East Towne Mall was included in the accompanying consolidated financial statements using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

     The Source. On December 22, 1995, a joint venture, in which the Simon Operating Partnership has a noncontrolling 50% joint venture interest acquired a development project located in Westbury (Long Island), New York, for $30,253. This transaction was initially financed using borrowings from the Simon Operating Partnership's unsecured revolving credit facility. When construction financing of $120,000 closed on this property in July 1996, the Simon Operating Partnership was repaid its $27,500 loan. The construction loan carries interest at LIBOR plus 170 basis points and matures on July 16, 2001. Construction commenced in February 1996 and this 730,000 square foot value-oriented retail center development is expected to open in August 1997. This joint venture is being accounted for using the equity method of accounting.

     Smith Haven Mall. On December 28, 1995, a joint venture in which the Simon Operating Partnership owns a noncontrolling 25% interest, purchased Smith Haven Mall, a 1.3 million square foot regional mall located in Lake Grove (Long Island), New York, for $221,000. The Simon Operating Partnership's contribution of $55,725 to the purchase price of $221,000 was financed using borrowings from the Simon Operating Partnership's unsecured revolving credit facility. On June 17, 1996, the joint venture closed on a $115,000 interest-only mortgage maturing June 1, 2006. Subsequently, the Simon Operating Partnership received a reimbursement of $28,256 of its contribution. This joint venture is being accounted for using the equity method of accounting.

     Ross Park Mall. Prior to April 11, 1996, the Simon Operating Partnership held a 50% joint venture interest in Ross Park Mall in Pittsburgh, Pennsylvania. On April 11, 1996, the Simon Operating Partnership acquired the remaining economic ownership interest. The purchase price included approximately $44,000 cash and the assumption of the joint venture partner's share of existing debt ($57,000). The purchase price in excess of the net assets acquired of $49,074 was allocated to investment properties. Effective April 11, 1996, the property is being accounted for using the consolidated method of accounting. It was previously accounted for using the equity method of accounting.

     Cottonwood Mall. Cottonwood Mall opened on July 31, 1996, in Albuquerque, New Mexico. This 1.0 million square foot regional mall is wholly-owned by the Simon Operating Partnership. The development costs were financed through a $60,000 construction loan, which bore interest at the lower of the prime rate plus 25 basis points or LIBOR plus 200 basis points and had a scheduled maturity of February 1, 1999. On November 26, 1996, using proceeds from the sale of the Notes (See Note 8) the Simon Operating Partnership retired the entire $57,000 outstanding balance.

     North East Mall. Prior to October 4, 1996, the Simon Operating Partnership held the right to receive 50% of the Partnership results of North East Mall in Hurst, Texas. On October 4, 1996, in connection with the settlement of certain outstanding litigation, the SDG, LP acquired for $12,100 an additional 20% limited partnership interest in North East Mall. At the same time, the Simon Operating Partnership exercised its option to acquire the remaining 30% limited partnership interest in North East Mall owned by the Simons in exchange for 472,410 Units in the Simon Operating Partnership, as well as the Simons' 50% general partnership interest. The Simons had previously contributed the right to receive distributions relating to its 50% general partnership interest to the Simon Operating Partnership, in exchange for Units. As a result of these transactions, the Simon Operating Partnership owns 80% of North East Mall and accounts for it using the consolidated method of accounting. SDG, LP owns the remaining 20%.

     Mills Developments. On December 29, 1995, the Simon Operating Partnership entered into arrangements with The Mills Corporation to develop value-oriented super-regional malls in Ontario (Los Angeles), California; Grapevine (Dallas/Fort Worth), Texas; and Tempe (Phoenix), Arizona. Ontario Mills, a 25%- owned, 1.3 million square foot super-regional mall, opened on November 14, 1996, in Ontario, California. The Simon Operating Partnership financed its $15,000 equity commitment for this project in 1996. Grapevine Mills, a 37.5%- owned, 1.5 million square foot development project, broke ground on July 10, 1996, and is expected to open in October 1997. The Simon Operating Partnership has a $14,000 equity commitment on this $211,000 development project. Arizona Mills, a 25%-owned, 1.2 million square foot development project, broke ground on August 1, 1996, and is expected to open in November 1997. The Simon Operating Partnership has a $13,500 equity investment in this $183,000 development project. These projects are being accounted for using the equity method of accounting.

     Joint Venture Property Openings. The Simon Operating Partnership opened two new Joint Venture Properties during 1996. Ontario Mills, described above, opened on November 14, 1996, and the Tower Shops in Las Vegas, Nevada opened in November 1996. The Simon Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 60,000 square foot specialty retail center. These properties are being accounted for using the equity method of accounting.

     The Simon Operating Partnership also opened three new regional malls during 1995. Circle Centre opened on September 8, 1995, in Indianapolis, Indiana. The Simon Operating Partnership has a 14.7% ownership interest in this approximately 800,000 square foot regional mall. Seminole Towne Center opened on September 22, 1995, in Sanford, Florida. The Simon Operating Partnership has a 45.0% ownership interest in this approximately 1.1 million square foot regional mall. Lakeline Mall opened on October 18, 1995, in Austin, Texas. The Simon Operating Partnership has a noncontrolling 50.0% ownership interest in this approximately 1.1 million square foot regional mall. Each of these regional malls is being accounted for using the equity method of accounting.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Investment Properties

     Investment properties are recorded at the lower of cost (predecessor cost for Properties acquired from the Simons) or net realizable value. Net realizable value of investment properties for financial reporting purposes is reviewed for impairment on a Property-by-Property basis whenever events or changes in circumstances indicate that the carrying amount of investment properties may not be recoverable. Impairment of investment properties is recognized when estimated undiscounted operating income is less than the carrying value of the Property. To the extent an impairment has occurred, the excess of carrying value of the Property over its estimated net realizable value will be charged to income. The Simon Operating Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 (Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of) on January 1, 1996. The adoption of this pronouncement had no impact on the accompanying consolidated financial statements. Investment properties include costs of acquisition, development, construction, tenant allowances and improvements, interest and real estate taxes incurred during construction, certain capitalized improvements and replacements, and certain allocated overhead.

     Depreciation on buildings and improvements is provided utilizing the straight-line method over an estimated original useful life of 10 to 45 years, resulting in an average composite life of approximately 30 years. Depreciation on tenant allowances and improvements is provided utilizing the straight-line method over the term of the related lease.

     Certain improvements and replacements are capitalized when they extend the useful life, increase capacity, or improve the efficiency of the asset. All other repair and maintenance items are expensed as incurred.

          Capitalized Interest

     Interest is capitalized on projects during periods of construction. Interest capitalized by the Simon Operating Partnership during 1996, 1995 and 1994 was $5,156, $1,515 and $1,586, respectively.

          Deferred Costs

     Deferred costs consist primarily of financing fees incurred to obtain long-term financing, costs of interest rate protection agreements, and internal and external leasing commissions and related costs. Deferred financing costs, including interest rate protection agreements, are amortized on a straight-line basis over the terms of the respective loans or agreements. Deferred leasing costs are amortized on a straight-line basis over the terms of the related leases. Deferred costs consist of the following:

                                              DECEMBER 31,
                                          --------------------

                                           1996        1995
                                          --------    --------
        Deferred financing costs          $ 59,968    $ 68,042

        Leasing costs and other             94,103      88,094
                                          --------    --------
                                           154,071     156,136
        Lessaccumulated amortization        69,776      74,738
                                          --------    --------
        Deferred costs, net               $ 84,295    $ 81,398
                                          ========    ========

     Included in interest expense in the accompanying Consolidated Statements of Operations is amortization of deferred financing costs of $8,418, $8,523 and $7,251 for 1996, 1995 and 1994, respectively.

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

          Allowance for Credit Losses

     A provision for credit losses is recorded based on management's judgment of tenant creditworthiness. The activity in the allowance for credit losses during 1996, 1995 and 1994 was as follows:

                                     Provision
                       Balance at       for       Accounts     Balance
                       Beginning       Credit      Written    at End of
       Year Ended       of Year        Losses        Off         Year
                       ----------     ---------    --------    ---------
   December 31, l996      $ 4,259       $ 2,991    $(1,027)      $ 6,223
                          =======       =======    ========      =======
   December 31, l995      $ 2,943       $ 2,858    $(1,542)      $ 4,259
                          =======       =======    ========      =======
   December 31, l994      $     -       $ 3,417    $  (474)      $ 2,943
                          =======       =======    ========      =======

          Income Taxes

     As a partnership, the allocated share of income or loss for each year is included in the income tax returns of the partners, accordingly, no accounting for income taxes is required in the accompanying consolidated financial statements. State and local taxes are not material.

     Taxable income of the Simon Operating Partnership for the year ended December 31, 1996, is estimated to be $100,228 and was $100,915 and $44,683 for the years ended 1995 and 1994, respectively. Reconciling differences between book income and tax income primarily result from timing differences consisting of (i) depreciation expense, (ii) prepaid rental income and (iii) straight-line rent. Furthermore, the Simon Operating Partnership's share of income or loss from the affiliated Management Company is excluded from the tax return of the Simon Operating Partnership.

          Per Unit Data

     The net income per Unit is based on the weighted average number of Units outstanding during the period. The weighted average number of Units used in the computation for 1996, 1995 and 1994 was 95,913,460; 92,666,469; and
84,509,597, respectively. The stock options outstanding under the Stock Option Plan (see note 10) and the Units entitled to preferential distributions of cash ("Preferred Units") have not been considered in the computations of per Unit data, as they did not have a dilutive effect.

     It is the Simon Operating Partnership's policy, to accrue distributions when they are declared. The Simon Operating Partnership declared distributions in 1996 aggregating $1.63 per Unit. The 1996 distributions include a $0.1515 distribution on August 9, 1996, in connection with the Merger, designated to align the time periods of distribution payments of the merged entities. The current annual distribution rate is $1.97 per Unit. The following is a summary of distributions per Unit declared in 1996 and 1995, which represented a return of capital measured using generally accepted accounting principles:

                                         FOR THE YEAR
                                      ENDED DECEMBER 31,

  Distributions per Unit                1996        1995
                                      -------     -------
  From book net income                $  0.93     $  1.04
  Representing return of capital         0.70        0.93

   Total distributions                $  1.63     $  1.97

     On a federal income tax basis, 64% of the 1996 distributions and 25% of the 1995 distributions represented return of capital.

          Statements of Cash Flows

     For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered as cash and cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash equivalents generally consist of commercial paper, bankers acceptances, Eurodollars, repurchase agreements and Dutch auction securities.

     Cash paid for interest, net of any amounts capitalized, during 1996, 1995 and 1994 were $161,133, $142,345 and $140,106 respectively. The 1994 amount includes a $27,184 nonrecurring interest charge.

          Noncash Transactions

     The following is a summary of significant non-cash transactions.

     As described in Note 2, effective April 1, 1994, the Simon Operating Partnership reflected Forum using the consolidated method of accounting.

     As described in Note 3, on September 1, 1994, the Simon Operating Partnership issued 1,799,945 Units in conjunction with the merger of MSAR. On February 23, 1995, the Simon Operating Partnership issued 2,022,247 Units in connection with the acquisition of an additional joint venture interest in White Oaks Mall. On July 31, 1995, the Simon Operating Partnership issued 120,000 Units in exchange for the Simons' 50% interest in Crossroads Mall. The Company issued 1,200,000 shares of common stock in connection with the reduction of the outstanding loan and accrued interest at Crossroads Mall. Effective October 4, 1996, the Simon Operating Partnership reflected North East Mall using the consolidated method of accounting.

     Accrued and unpaid distributions as of December 31, 1996 and 1995 were $0 and $47,104, respectively. Accrued and unpaid distributions at December 31, 1995, included $1,490 on the Preferred Units.

          Reclassifications

     Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

5.  INVESTMENT PROPERTIES

     Investment properties consist of the following:

                                                 DECEMBER 31,

                                              1996           1995
                                           -----------    -----------
   Land                                    $   312,683    $   283,722
   Buildings and improvements                2,131,475      1,860,203
                                           -----------    -----------
    Total land, buildings and
    improvements                             2,444,158      2,143,925

   Furniture, fixtures and equipment            23,621         18,236
                                           -----------    -----------
    Investment properties at cost            2,467,779      2,162,161
   Less-accumulated depreciation               238,167        152,817
                                           -----------    -----------
    Investment properties at cost, net     $ 2,229,612    $ 2,009,344
                                           ===========    ===========


     Building and improvements include $74,500 and $40,676 of construction in progress at December 31, 1996 and 1995, respectively.

6.  INVESTMENT IN PARTNERSHIPS AND JOINT VENTURES

     Summary financial information of partnerships and joint ventures accounted for using the equity method and a summary of the Simon Operating Partnership's investment in and share of income from such partnerships and joint ventures follows.


                                                         DECEMBER 31,

BALANCE SHEETS                                         1996           1995
ASSETS:                                              ----------     ----------
  Investment properties at cost, net                 $1,328,600     $1,156,066
  Cash and cash equivalents                              41,270         52,624
  Tenant receivables                                     37,067         35,306
  Other assets                                           54,981         32,626
                                                     ----------     ----------
Total assets                                         $1,461,918     $1,276,622
                                                     ==========     ==========
LIABILITIES AND PARTNERS' EQUITY:
  Mortgages and other notes payable                  $  569,433     $  410,652
  Accounts payable, accrued expenses and other
 liabilities                                            161,552        127,322
                                                     ----------     ----------
Total liabilities                                       730,985        537,974
  Partners' equity                                      730,933        738,648
                                                     ----------     ----------
Total liabilities and partners' equity               $1,461,918     $1,276,622
                                                     ==========     ==========
THE SIMON OPERATING PARTNERSHIP'S SHARE OF:
  Total assets                                       $  340,449     $  290,802
                                                     ==========     ==========
Investment in partnerships and joint ventures, at    $  139,711       $117,332
 equity
Cash distribution and losses in partnerships and
 joint ventures, at equity                              (17,106)       (54,120)
                                                     ----------     ----------
Partners' equity                                     $  122,605     $   63,212
                                                     ==========     ==========

                                           FOR THE YEAR ENDED DECEMBER 31,

STATEMENTS OF OPERATIONS                     1996        1995         1994

REVENUE:                                   ---------   ---------   ---------
  Minimum rent                             $ 110,221   $  83,905   $  92,380
  Overage rent                                 3,890       2,754       3,655
  Tenant reimbursements                       53,909      39,500      45,440
  Other income                                10,206      13,980      10,131
                                           ---------   ---------   ---------
Total revenue                                178,226     140,139     151,606

OPERATING EXPENSES:
  Operating expenses and other                68,421      46,466      55,949
  Depreciation and amortization               41,839      26,409      26,409
                                           ---------   ---------   ---------
Total operating expenses                     110,260      72,875      82,358
                                           ---------   ---------   ---------
OPERATING INCOME                              67,966      67,264      69,248
INTEREST EXPENSE                              30,823      28,685      38,124
EXTRAORDINARY ITEMS                           (1,314)     (2,687)         --
                                           ---------   ---------   ---------
NET INCOME                                    35,829      35,892      31,124
THIRD-PARTY INVESTORS' SHARE OF NET INCOME
                                              31,717      30,752      30,090
                                           ---------   ---------   ---------
THE SIMON OPERATING PARTNERSHIP'S
 SHARE OF NET INCOME                         $ 4,112      $5,140      $1,034
                                           =========   =========   =========

     The net income or net loss for each partnership and joint venture is allocated in accordance with the provisions of the applicable partnership or joint venture agreement. The allocation provisions in these agreements are not always consistent with the ownership interests held by each general or limited partner or joint venturer, primarily due to partner preferences.

7.  INVESTMENT IN MANAGEMENT COMPANY

     The Simon Operating Partnership holds 80% of the outstanding common stock, 5% of the outstanding voting common stock, and all of the preferred stock of the Management Company. The remaining 20% of the outstanding common stock of the Management Company (representing 95% of the voting common stock) is owned directly by Melvin, Herbert and David Simon. The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 Minority Interest and Joint Venture Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Because the Simon Operating Partnership exercises significant influence over the financial and operating policies of the Management Company, it is reflected in the accompanying statements using the equity method of accounting.

     In connection with the Merger, the Management Company purchased 95% of the voting stock (665 shares of common stock) of DeBartolo Property Management, Inc. ("DPMI"), a DRC management company, for $2,500 in cash. DPMI provides architectural, design, construction and other services primarily to the Properties. During 1996, DPMI formed a captive insurance company, which provided property damage and general liability insurance to certain DeBartolo Properties in 1996. SDG, LP paid a total of $2,383 to this wholly-owned subsidiary of the Management Company for insurance coverage during 1996. The Management Company accounts for both DPMI and the captive insurance company using the consolidated method of accounting.

     During 1995, the Simon Operating Partnership advanced a net of $27,500 to the Management Company, which bears interest at 11%. The proceeds were used to acquire a $27,500 mortgage note due from The Source, in which the Simon Operating Partnership has a noncontrolling 50% interest. In July 1996, the joint venture which owns The Source closed on a $120,000 construction loan and retired the mortgage note. The Management Company in turn repaid the Simon Operating Partnership the $27,500 advanced in 1995. The Management Company also liquidated in 1995 its interest in a partnership investment which held a 9.8-acre parcel of land in Rosemont, Illinois. The sale of that parcel resulted in a loss of $958 to the Management Company. Further, an undeveloped two-acre parcel of land in Washington, D.C., for which the Management Company held a mortgage, was sold in December 1995. The Management Company forwarded $11,000 of the net proceeds from this sale to the Simon Operating Partnership in January 1996 to reduce its outstanding loan balance. The Management Company recorded a loss in 1995 in connection with this transaction of $3,949.

     Management, development and leasing fees charged to the Simon Operating Partnership and SDG, LP relating to Minority Interest Properties were $6,916, $5,353 and $2,352 for the years ended December 31, 1996, 1995 and 1994, respectively. Architectural, contracting and engineering fees charged to the Simon Operating Partnership and SDG, LP for 1996 were $21,650. Fees for services provided by the Management Company to MSA were $4,000, $4,572 and $7,239 for the years ended December 31, 1996, 1995 and 1994, respectively, and are included in cost-sharing income and other in the Management Company's Statements of Operations.

     At December 31, 1996 and 1995, total notes receivable and advances due from the Management Company and consolidated affiliates were $63,978 and $102,522, respectively. Unpaid interest income receivable from the Management Company at December 31, 1996 and 1995, was $0 and $84, respectively. All preferred dividends due from the Management Company were paid by December 31, 1996 and 1995. Interest and preferred dividend receivables, if any, are reflected in tenant receivables and accrued revenue in the accompanying Consolidated Balance Sheets.

     Summarized consolidated financial information of the Management Company, accounted for using the equity method, and a summary of the Simon Operating Partnership's investment in and share of income (loss) from the Management Company follows.

                                                       DECEMBER 31,

BALANCE SHEETS                                      1996          1995
ASSETS:                                           ---------     ---------
  Current assets                                  $  69,708     $  40,964
  Undeveloped land and mortgage notes                16,177        45,769
  Other assets                                       24,378        13,813
                                                  ---------     ---------
Total assets                                      $ 110,263     $ 100,546
                                                  =========     =========
LIABILITIES AND SHAREHOLDERS' DEFICIT:
  Current liabilities                             $  46,690     $  18,435
  Notes payable and advances due to Simon            63,978       102,522
Operating Partnership at 11%, due 2008
  SDG, LP Advances and minority interest in DPMI     17,601            --
                                                  ---------     ---------
Total liabilities                                   128,269       120,957
  Shareholders' deficit                             (18,006)      (20,411)
                                                  ---------     ---------
Total liabilities and shareholders' deficit       $ 110,263     $ 100,546
                                                  =========     =========
THE SIMON OPERATING PARTNERSHIP'S SHARE OF:
  Total assets                                    $  96,316     $  80,437
                                                  =========     =========
  Shareholders' deficit                           $ (18,519)     $(20,612)
                                                  =========     =========

                                       FOR THE YEAR ENDED DECEMBER 31,

STATEMENTS OF OPERATIONS                    1996         1995         1994
REVENUE:                                  ---------    ---------    ---------
  Management fees                         $  20,529    $  20,106    $  18,587
  Architectural, contracting and
engineering fees                            35,546           --           --
  Development and leasing fees               10,611       15,451        9,683
  Cost-sharing income and other              11,979        7,561       10,077
                                          ---------    ---------    ---------
Total revenue                                78,665       43,118       38,347

EXPENSES:
  Operating expenses and costs of
construction                                 60,508       31,163       27,944
  Depreciation                                2,852        2,275        1,406
  Interest                                    6,232        7,694        8,623
                                          ---------    ---------    ---------
Total expenses                               69,592       41,132       37,973
                                          ---------    ---------    ---------
OPERATING INCOME                              9,073        1,986          374
LOSS ON DISPOSITION OF ASSETS                    --       (4,907)          --
                                          ---------    ---------    ---------
NET INCOME (LOSS)                             9,073       (2,921)         374
PREFERRED DIVIDENDS                           1,400        1,400        1,400
                                          ---------    ---------    ---------
NET INCOME (LOSS) AVAILABLE FOR
  COMMON SHAREHOLDERS                     $   7,673    $  (4,321)   $  (1,026)
                                          =========    =========    =========
THE SIMON OPERATING PARTNERSHIP'S SHARE
  OF NET INCOME (LOSS)                    $   2,093    $  (3,737)   $  (1,101)
INTERCOMPANY PROFIT ELIMINATION                 982           --           --
                                          ---------    ---------    ---------
THE SIMON OPERATING PARTNERSHIP'S SHARE
  OF NET INCOME (LOSS)                    $   1,111    $  (3,737)   $  (1,101)
                                          =========    =========    =========

     The Simon Operating Partnership manages all of its wholly owned properties. SDG, LP manages all Wholly-Owned Properties and substantially all of the Minority Interest and Joint Venture Properties that were owned by DRC prior to the Merger. Accordingly, they reimburse the Administrative Services Partnership ("ASP"), a subsidiary of the Management Company, for costs incurred, including management, leasing, development, accounting, legal, marketing, and management information systems. Substantially all employees (other than direct field personnel) are employed by ASP which is owned 1% by the Simon Operating Partnership and 99% by the Management Company. The Management Company's Statements of Operations report costs net of amounts reimbursed by the Simon Operating Partnership. Common costs are allocated based on payroll and related costs. In management's opinion, allocations under the cost-sharing arrangement are reasonable. The Simon Operating Partnership and SDG, LP's share of allocated common costs was $29,262, $21,874 and $15,619 for 1996, 1995 and 1994, respectively.

     Amounts receivable from the Simon Operating Partnership and SDG, LP under the cost-sharing arrangement and management contracts were $3,288 and $1,175 at December 31, 1996 and 1995, respectively.

8.  INDEBTEDNESS

     Mortgages and other notes payable consist of the following:

                                                   DECEMBER 31,

                                                 1996          1995
                                              ----------    ----------
   FIXED-RATE DEBT

  Mortgages and other notes payable, net      $1,326,518    $1,232,360
                                              ----------    ----------
 Total fixed-rate debt                         1,326,518     1,232,360

   VARIABLE-RATE DEBT

   Mortgages and other notes payable, net     $  485,736    $  530,000
   Credit facility                               230,000       196,000
   Construction loan                                  --        22,399
                                              ----------    ----------
 Total variable-rate debt                        715,736       748,399
                                              ----------    ----------
 Total mortgages and other notes payable
                                              $2,042,254    $1,980,759
                                              ==========    ==========

          Fixed-Rate Debt

     Mortgage Loans & Other Notes. The fixed-rate mortgage loans and other notes bear interest ranging from 5.81% to 10.00% (weighted average of 7.75%), require monthly payments of principal and/or interest and have various due dates through 2026 (average maturity of 6.8 years). Certain of the Properties are pledged as collateral to secure the related mortgage note. The fixed and variable mortgage notes are nonrecourse but have partial guarantees by affiliates of approximately $398,906. Certain of the Properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain of the cross-default provisions, a default under any mortgage included in the cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. Certain of the Properties are subject to a provision in which the lender participates in a percentage of gross revenues above a specified base or after deduction of debt service and various expenses. Contingent interest incurred under these arrangements was $1,645, $1,929 and $1,527 for the years ended December 31, 1996, 1995 and 1994, respectively. Certain of the Properties are subject to financial performance covenants relating to debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

     $500,000 Shelf Registration. SPG, LP has a $500,000 debt shelf registration which became effective December 1995. At December 31, 1996, no securities have been issued under this registration statement.


          Variable-Rate Debt

     Mortgages and Other Notes. The variable-rate mortgage loans and other notes bear interest ranging from 6.05% to 7.59% (weighted average of 6.66% at December 31, 1996) and are due at various dates through 2000 (average maturity of 2.2 years). Certain of the Properties are subject to the collateral, cross-default and cross-collateral agreements, participation agreements or other covenants relating to debt-to-market capitalization, minimum EBITDA ratios and minimum equity values.

     Credit Facility. On September 27, 1996, the SPG, LP and SDG, LP obtained a $750,000 three-year unsecured facility (the "Credit Facility") which has a one-year extension available at the option of SPG, LP and SDG, LP. The Credit Facility bears interest at LIBOR plus 90 basis points and is guaranteed by SPG, LP and SDG, LP. The maximum and average amounts outstanding during 1996 under the Credit Facility were $438,000 and $292,350, respectively. The Credit Facility is primarily used for funding acquisition, renovation and expansion and predevelopment opportunities. At December 31, 1996, the Credit Facility had an interest rate of 6.43%, with $510,000 available after outstanding borrowings and letters of credit. The Credit Facility contains financial covenants relating to a market capitalization value, minimum EBITDA and unencumbered EBITDA ratios and minimum equity values.

          Debt Maturity and Other

     As of December 31, 1996, scheduled principal repayments on indebtedness were as follows:

       1997                                     $   40,777
       1998                                        357,873
       1999                                        457,261
       2000                                        383,457
       2001                                         14,585
       Thereafter                                  788,301
                                                ----------
       Total mortgages and other notes payable  $2,042,254
                                                ==========

     Certain mortgages and notes payable may be prepaid but are generally subject to a prepayment of a yield-maintenance premium.

     The unconsolidated partnerships and joint ventures have $569,433 and $410,652 of mortgages and other notes payable at December 31, 1996 and 1995, respectively. The Simon Operating Partnership's share of this debt was $193,310 and $167,644 at December 31, 1996 and 1995, respectively. This debt becomes due in installments over various terms extending into 2006, with interest rates ranging from 6.03% to 8.20% (weighted average rate of 7.14% at December 31, 1996). The debt matures $0 in 1997, $0 in 1998, $221,900 in 1999,
$119 in 2000, $64,252 in 2001 and $283,162 thereafter.

     Net extraordinary losses of $3,723, $3,285 and $17,980 for the years ended December 31, 1996, 1995 and 1994, respectively, were incurred, resulting from the early extinguishment or refinancing of debt.

     6 7/8% Unsecured Notes. Nonconvertible investment-grade unsecured debt securities (the "Notes") were issued by SDG, LP on November 21, 1996. The Notes pay interest semiannually, mature in 2006, and contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios. The Notes were issued under SDG, LP's $750,000 shelf registration which became effective in November 1996, of which $500,000 remains available. Notes issued under this shelf registration are guaranteed by Simon Operating Partnership.

     6 3/4% Putable Asset Trust Securities (PATS). The $100,000 of PATS, issued by SDG, LP in December 1996, pay interest semiannually and mature in 2003. These securities contain leverage ratios and minimum EBITDA and unencumbered EBITDA ratios and are guaranteed by Simon Operating Partnership.

     On January 31, 1997, the Simon Operating Partnership completed a refinancing transaction involving debt on four Properties. The transaction consisted of the payoff of one loan totaling $43,375, the buyout of the contingent interest feature on all four loans for $21,000 and a restatement of the interest amount on the three remaining loans. This transaction was funded using the Credit Facility.

          Interest rate Protection Agreements

     The Simon Operating Partnership has entered into certain interest rate protection agreements, in the form of "cap" or "swap" arrangements, with respect to the majority of its variable-rate mortgages and other notes payable. Cap arrangements, which effectively limit the amount by which variable interest rates may rise, have been entered into for $394,079 principal amount of debt and cap LIBOR at rates ranging from 5.0% to 8.7% through the related debt's maturity. Costs of the caps ($7,792) are amortized over the life of the agreements. The unamortized balance of the cap arrangements was $3,343 as of December 31, 1996. The Simon Operating Partnership's hedging activity as a result of interest swaps and caps resulted in interest savings of $1,553 and $3,528 for the years ended December 31, 1996 and 1995, respectively. This did not materially impact the Simon Operating Partnership's weighted average borrowing rate.

          Fair Value of Financial Instruments

     SFAS No. 107 requires disclosure about fair value for all financial instruments. The carrying value of variable-rate mortgages and other loans and interest rate protection agreements represents their fair values. The fair value of fixed-rate mortgages and other notes payable was approximately $1,752,000 and $1,375,000 at December 31, 1996 and 1995, respectively. The fair value of the interest rate protection agreements at December 31, 1996 and 1995, was $3,158 and $3,900, respectively. At December 31, 1996 and 1995, the estimated discount rates were 7.25% and 7.00%, respectively.

          Advances from SDG, LP

     Net advances due SDG, LP of $259,382 result from debt and equity instruments issued by SDG, LP for which a portion of the proceeds were advanced to the Simon Operating Partnership to retire mortgages and other notes payable and amounts outstanding under the Credit Facility. The Simon Operating Partnership has recognized interest costs based on the terms of the instruments issued by SDG, LP.

9.  RENTALS UNDER OPERATING LEASES

     The Simon Operating Partnership receives rental income from the leasing of retail and mixed-use space under operating leases. Future minimum rentals to be received under noncancelable operating leases for each of the next five years and thereafter, excluding tenant reimbursements of operating expenses and percentage rent based on tenant sales volume, as of December 31, 1996, are as follows:

               1997                     $  292,871
               1998                        275,085
               1999                        249,075
               2000                        219,372
               2001                        186,613
               Thereafter                  696,959
                                        ----------
                                        $1,919,975
                                        ==========

     Approximately 2.64% of future minimum rents to be received are attributable to leases with JCPenney Company, Inc., an affiliate of a limited partner in the Simon Operating Partnership.

10.  PARTNERS' EQUITY

     In January 1995, the Company filed a shelf registration with the Securities and Exchange Commission covering 15,000,000 shares of common stock. In April 1995, 6,000,000 of these shares were sold in an underwritten offering. In May 1995, the underwriters closed on a portion (241,854 shares) of the over-allotment option granted them in connection with the above offering. Proceeds from these transactions were contributed to the Simon Operating Partnership in exchange for 6,241,854 Units and subsequently were used to repay debt.

     On February 10, 1995, one of the Simon Operating Partnership's limited partners exchanged its 212,114 Units for 212,114 shares of common stock.

     On October 27, 1995, the Company completed a $100,000 private placement of 4,000,000 shares of Series A preferred stock. Dividends on the preferred stock are paid quarterly at the greater of 8.125% per annum or the dividend rate payable under the underlying common stock. The holders of the preferred stock have the right to convert the preferred stock into common stock after two years at an initial conversion ratio equal to 0.9524. The Company may redeem the preferred stock after five years upon payment of premiums that decline to $25.00 per share over the following seven years. The holders of the preferred stock are entitled to vote on all matters submitted to a vote of holders of common stock, based on the number of shares of common stock into which the preferred stock can be converted. The Company contributed the proceeds to the Simon Operating Partnership in exchange for Preferred Units. The Simon Operating Partnership pays a preferred distribution to the Company equal to the dividends paid on the preferred stock.

     On December 21, 1995, a limited partner in the Simon Operating Partnership exchanged 121,348 Units for 121,348 shares of common stock.

     On September 27, 1996, the Company completed a $200,000 public offering (the "Preferred Offering") of 8,000,000 shares of Series B cumulative redeemable preferred stock, generating net proceeds of approximately $193,000. Dividends on the preferred stock are paid quarterly in arrears at 8.75% per annum. The Company may redeem the preferred stock any time on or after September 29, 2006, at a redemption price of $25.00 per share, plus accrued and unpaid dividends. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. The Company contributed the proceeds to SDG, LP in exchange for Preferred Units. SDG, LP pays a preferred distribution to the Company equal to the dividends paid on the preferred stock. SDG, LP advanced a portion of the proceeds ($34,400) to the Simon Operating Partnership which used the advanced proceeds to reduce outstanding debt.

          Exchange Rights

     The former limited partners in the Simon Operating Partnership had the right at any time after December 1994 to exchange all or any portion of their Units for shares of common stock of the Company on a one-for-one basis or cash, as selected by the Company's Board of Directors. If the Company had selected to use cash, the Company could cause the Simon Operating Partnership to redeem the Units. The amount of cash to be paid if the exchange right was exercised and the cash option was selected would have been based on the trading price of the Company's common stock at that time. In the periods when the Simon Operating Partnership did not control whether cash would be used to settle the limited partners' exchange rights, the limited partners' equity interest was excluded from partners' equity and was reflected in the consolidated balance sheet at redemption value.

     In connection with the merger, the Simon Operating Partnership agreement was amended eliminating the exchange right provision. Accordingly, the limited partners' equity interest in the Simon Operating Partnership has been included as partners' equity at historical carrying value. Previous transfers of limited partners' equity interest from partners' equity have been reversed. This reversal occurred in the financial statements of the Simon Operating Partnership, effective August 9, 1996.

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

          Director Plan

     Directors of the Company who are not also employees of the Company or its "affiliates" (as defined in the Director Plan) participate in the Director Plan. Under the Director Plan, each eligible director is automatically granted options ("Director Options") to purchase 5,000 shares of common stock upon the director's initial election to the Board of Directors and 3,000 shares of common stock upon each reelection of the director to the Board of Directors. The exercise price of the options is equal to 100% of the fair market value of the Company's common stock on the date of grant. Director Options become exercisable on the first anniversary of the date of grant or at such earlier time as a "change in control" of the Company occurs and will remain exercisable through the tenth anniversary of the date of grant (the "Expiration Date"). Prior to their Expiration Dates, Director Options will terminate 30 days after the optionee ceases to be a member of the Board of Directors.

     SFAS No. 123, "Accounting for Stock-Based Compensation," requires entities to measure compensation costs related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value method must make pro forma disclosures of net income and earnings per Unit as if the fair value method had been applied. The Simon Operating Partnership has elected to account for stock-based compensation programs using the intrinsic value method consistent with existing accounting policies and, therefore, the standard will not have an effect on the consolidated financial statements. The impact on pro forma net income and earnings per Unit as a result of applying the intrinsic value method was not material.

     Information relating to the Stock Option Plans from January 1, 1994 through December 31, 1996 is as follows:

                                 DIRECTOR PLAN      EMPLOYEE PLAN

                                                OPTION                 OPTION
                                   OPTIONS   PRICE PER    OPTIONS   PRICE PER
                                               SHARE                  SHARE

                                      -------  --------    ---------   --------
SHARES UNDER OPTION AT
 JANUARY 1, 1994                       25,000  $  22.25      735,000   $  22.25

Granted                                15,000     27.00    1,363,272    23.44 -
                                                                        25.25

Exercised                                   -         -            -          -

Forfeited                                   -         -      (28,125)     23.44
                                      -------  --------    ---------   --------
SHARES UNDER OPTION AT                 40,000   22.25 -    2,070,147    22.25 -
 DECEMBER 31, 1994                              27.00                    25.25

Granted (1)                            15,000     24.94            -          -

Exercised                                   -         -       (6,876)     23.44

Forfeited                                   -         -      (49,137)   23.44 -
                                                                        25.25
                                      -------  --------    ---------   --------
SHARES UNDER OPTION AT                         $22.25 -                $22.25 -
 DECEMBER 31, 1995                     55,000    27.00     2,014,134      25.25

Granted (1)                            40,000     24.37            -          -

Exercised                              (5,000)    24.75     (367,151)   24.88 -
                                                                        30.75

Forfeited                                   -         -      (24,000)   23.44 -
                                                                        25.25
                                      -------  --------    ---------   --------
SHARES UNDER OPTION AT                         $22.25 -                $22.25 -
 DECEMBER 31, 1996                     90,000    27.38     1,622,983      25.25
                                      =======  ========    =========   ========
OPTIONS EXERCISABLE AT
 DECEMBER 31, 1996 (1)                 50,000  $  24.59    1,496,117   $  22.97
                                      =======  ========    =========   ========
SHARES AVAILABLE FOR GRANT AT
DECEMBER 31, 1996                       5,000              1,597,990
                                      =======              =========

     (1) Option price represents average price.

          Stock Incentive Program

     In October 1994, under the Employee Plan of the Company and the Simon Operating Partnership, the Company's Compensation Committee approved a five-year stock incentive program (the "Stock Incentive Program"), under which restricted stock award shares have been granted to certain employees at no cost. The outstanding restricted stock award shares vest in four installments of 25% each on January 1 of each year following the year in which the restricted shares are awarded. The cost of restricted stock awards, based on the stock's fair market value at the determination dates, is charged to partners' equity and subsequently amortized against earnings of the Simon Operating Partnership over the vesting period.

     In March 1995, an aggregate of 1,000,000 shares of restricted stock was allocated to 50 executives, subject to the performance standards and other terms of the Stock Incentive Program. During 1996 and 1995, 200,030 and 144,196 shares of common stock, respectively, were granted under the Stock Incentive Program. Approximately $2,084 and $918 relating to this program were amortized in 1996 and 1995, respectively.

12.  EMPLOYEE BENEFIT PLANS

     The Simon Operating Partnership and affiliated entities currently maintains a tax-qualified retirement 401(k) savings plan. Under the plan, eligible employees can participate in a cash or deferred arrangement permitting them to defer up to a maximum of 12% of their compensation, subject to certain limitations. Participants' salary deferrals are matched at specified percentages, and one plan provides annual contributions of 3% of eligible employees' compensation. The Simon Operating Partnership contributed $2,123, $1,716 and $1,628 to the plans in 1996, 1995 and 1994, respectively.

     Except for the 401(k) plan, the Company offers no other postretirement or postemployment benefits to its employees.

13.  COMMITMENTS AND CONTINGENCIES

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC Plan and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

     The complaint was served on the defendants on October 28, 1996, and pretrial proceedings have just commenced. The Company is of the opinion that it has meritorious defenses and accordingly intends to defend this action vigorously. While it is difficult for the Company to predict the outcome of this litigation at this stage based on the information known to the Company to date, the Company does not expect this action will have a material adverse effect on the Company.

     Roel Vento et al. v. Tom Taylor et al. An affiliate of the Simon Operating Partnership is a defendant in litigation entitled Roel Vento et al. v. Tom Taylor et al., in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Simon Operating Partnership is seeking to overturn the award and has appealed the verdict. Although the Simon Operating Partnership is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company or the Simon Operating Partnership.

     The Company or the Simon Operating Partnership currently are not subject to any other material litigation other than routine litigation and administrative proceedings arising in the ordinary course of business. On the basis of consultation with counsel, management believes that these items will not have a material adverse impact on the Company's or the Simon Operating Partnership's financial position or results of operations.

          Financing Commitments

     The Simon Operating Partnership has agreed to equity funding commitments of $14,000 and $31,103 relating to the construction of Grapevine Mills and The Source, respectively. The Simon Operating Partnership had satisfied $24,241 of its commitment on The Source at December 31, 1996.

          Lease Commitments

     As of December 31, 1996, a total of 25 of the Properties are subject to ground leases. The termination dates of these ground leases range from 1998 to 2087. These ground leases generally require payments by the Simon Operating Partnership of a fixed annual rent, or a fixed annual rent plus a participating percentage over a base rate. Ground lease expense including contingent rent incurred by the Simon Operating Partnership for the years ended December 31, 1996, 1995 and 1994, was $7,497, $6,700 and $5,808, respectively.

     Future minimum lease payments due under such ground leases for each of the next five years ending December 31 and thereafter are as follows:

                  1997                      $   3,806
                  1998                          3,799
                  1999                          3,805
                  2000                          3,815
                  2001                          3,710
                  Thereafter                  141,495
                                            ---------
                                            $ 160,430
                                            =========
          Environmental Matters

     Substantially all of the Properties have been subjected to Phase I environmental audits. Such audits have not revealed nor is management aware of any environmental liability that management believes would have a material adverse impact on the Simon Operating Partnership's financial position or results of operations. Management is unaware of any instances in which it would incur significant environmental costs if any or all Properties were sold, disposed of or abandoned.

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


14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly 1996 and 1995 data is as follows:

                        First      Second       Third      Fourth
                       Quarter     Quarter     Quarter     Quarter     Total
                       --------    --------    --------    --------   --------
       1996
Total revenue          $139,444    $143,761    $146,396    $162,303   $591,904
Operating income         61,073      63,051      63,001      73,696    260,821
Income before
extraordinary items
                         21,801      21,937      20,396      28,640     92,774
Net income available
to Unitholders
                         21,536      21,937      17,866      27,712     89,051
Net income before
extraordinary items
per Unit                   0.23        0.23        0.21        0.30       0.97
Net income per Unit    $   0.23    $   0.23    $   0.19     $  0.29   $   0.93

       1995
Total revenue          $129,490    $130,765    $138,042    $155,360   $553,657
Operating income         58,865      58,115      64,191      69,965    251,136
Income before
extraordinary items
                         22,207      23,528      26,946      27,334    100,015
Net income available
to Unitholders
                         22,207      23,280      24,310      26,933     96,730
Net income before
extraordinary items
per Unit                   0.26        0.25        0.28        0.29       1.08
Net income per Unit    $   0.26    $   0.25    $   0.25    $   0.28   $   1.04

     Primarily due to the cyclical nature of earnings to Unitholders, the sum of the quarterly earnings per Unit in 1996 varies from the annual earnings per Unit.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   SIMON PROPERTY GROUP, L.P.
                                   BY: SIMON DEBARTOLO GROUP, INC.,
                                     GENERAL PARTNER


                                   By   /s/ David Simon
                                        -----------------
                                        David Simon
                                        Chief Executive Officer

March 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      CAPACITY                      DATE


/s/ David Simon                Chief Executive Officer and   March 30, 1997
-----------------              Director (Principal
David Simon                    Executive Officer)


/s/ Herbert Simon              Co-Chairman of the Board of   March 30, 1997
-----------------              Directors
Herbert Simon

/s/ Melvin Simon               Co-Chairman of the Board of
-----------------              Directors                     March 30, 1997
Melvin Simon

/s/ Richard Sokolov            President, Chief Operating
-------------------            Officer and Director          March 30, 1997
Richard Sokolov

/s/ Edward J. DeBartolo, Jr.   Director                      March 30, 1997
----------------------------
Edward J. DeBartolo, Jr.

/s/ M. Denise DeBartolo York   Director                      March 30, 1997
----------------------------
M. Denise DeBartolo York

/s/ Birch Bayh                 Director                      March 30, 1997
--------------
Birch Bayh

/s/ William T. Dillard, II     Director                      March 30, 1997
--------------------------
William T. Dillard, II

/s/ G. William Miller          Director                      March 30, 1997
---------------------
G. William Miller

/s/ Fredrick W. Petri          Director                      March 30, 1997
---------------------
Fredrick W. Petri

/s/ Terry S. Prindiville       Director                      March 30, 1997
------------------------
Terry S. Prindiville

/s/ J. Albert Smith            Director                      March 30, 1997
-------------------
J. Albert Smith

/s/ Philip J. Ward             Director                      March 30, 1997
------------------
Philip J. Ward

/s/ Stephen E. Sterrett        Treasurer (Principal          March 30, 1997
-----------------------        Financial Officer)
Stephen E. Sterrett

/s/ Dennis L. Cavanagh         Senior Vice President,        March 30, 1997
----------------------         Financial Services
Dennis L. Cavanagh             (Principal Accounting
                               Officer)


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                          ON SCHEDULE



To Simon DeBartolo Group, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of SIMON PROPERTY GROUP, L.P. included in this Form 10-K, and have issued our report thereon dated February 18, 1997.
Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule is the responsibility of Simon Property Group, L.P.'s management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  ARTHUR ANDERSEN LLP
Indianapolis, Indiana
February 18, 1997



SIMON PROPERTY GROUP, L.P.
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 1996

SCHEDULE III

                                                          Cost Capitalized    Gross Amounts At
                                                           Subsequent to       Which Carried
                                         Initial Cost        Acquisition     At Close of Period
                                      ------------------- ---------------- --------------------
                                                Buildings        Buildings            Buildings              Accumu-  Date
                                                    and             and                  and                 lated     of
                              Encum-            Improve-          Improve-             Improve-             Depreci- Constr-
Name, Location               brances    Land       ments   Land     ments   Land         ments    Total       ation   uction
                           ---------- -------- ---------- ------- -------- --------  ---------- ---------- --------  --------
Regional Malls
--------------
Alton Square, Alton, IL    $        0 $    154 $    7,641 $     0 $  1,174 $    154  $    8,815 $    8,969 $    917  1993 (Note 3)
Amigoland Mall,                     0    1,045      4,518       0      875    1,045       5,393      6,438    1,085  1974
 Brownsville, TX
Anderson Mall,                           1,838     18,122   1,363    1,785    3,201      19,907     23,108    2,752  1972
 Anderson, SC                  19,000
Barton Creek Square,           63,549    4,413     20,699     771   15,849    5,184      36,548     41,732    4,058  1981
 Austin, TX
Battlefield Mall,              50,724    4,040     29,783   3,225   29,388    7,265      59,171     66,436    6,980  1976
 Springfield, MO
Broadway Square,                    0   11,470     32,450       0    1,327   11,470      33,777     45,247    2,042  1994 (Note 3)
 Tyler, TX
Century Consumer Mall,              0
 Merrillville, IN                   0    2,190      9,589       0    1,314    2,190      10,903     13,093    2,054  1992 (Note 3)
Charles Town Square,
  Charleston, SC                    0      539      2,825     500      530    1,039       3,355      4,394      575  1976
Cielo Vista Mall,
 El Paso, TX                   58,652    1,307     18,512     608   12,621    1,915      31,133     33,048    5,267  1974
College Mall,
 Bloomington, IN               43,429    1,012     16,245     722   16,298    1,734      32,543     34,277    4,790  1965
Cottonwood Mall,                    0        0          0  12,554   69,172   12,554      69,172     81,726    1,337  1993
 Albuquerque, NM
Crossroads Mall,               41,440      884     37,293     409   21,636    1,293      58,929     60,222    2,619  1994 (Note 3)
 Omaha, NE
East Towne Mall,               55,000    5,269     22,965   3,699   20,083    8,968      43,048     52,016    2,216  1984
 Knoxville, TN
Eastgate Consumer Mall,
 Indianapolis, IN              25,429      425      4,722     187    2,826      612       7,548      8,160    2,683  1991 (Note 3)
Eastland Mall, Tulsa, OK       30,000    3,124     24,035     518    5,692    3,642      29,727     33,369    3,341  1986
Forest Mall,                   12,800      754      4,498       0      903      754       5,401      6,155    1,035  1973
 Fond Du Lac, WI
Forest Village Park,
  Forestville, MD              20,600    1,212      4,625     757    3,401    1,969       8,026      9,995    1,171  1980
Fremont Mall, Fremont, NE           0       26      1,280     265    1,718      291       2,998      3,289      237  1983
Golden Ring Mall,              29,750    1,130      8,955     572    8,436    1,702      17,391     19,093    2,486  1974 (Note 3)
 Baltimore, MD
Greenwood Park Mall,           36,374    2,606     23,500   5,275   50,895    7,881      74,395     82,276    8,648  1977
 Greenwood, IN
Heritage Park, Midwest              0      598      6,213       0      705      598       6,918      7,516    1,118  1978
 City, OK
Hutchinson Mall,               11,523    1,777     18,427       0    2,174    1,777      20,601     22,378    2,753  1985
 Hutchison, KS
Independence Center,
 Independence, MO                   0    5,539     45,822       0    2,080    5,539      47,902     53,441    2,838  1994 (Note 3)
Ingram Park Mall, San          56,107      820     17,182     169   11,562      989      28,744     29,733    4,167  1979
 Antonio, TX
Irving Mall, Irving, TX        43,375    6,736     17,479   2,533   10,673    9,269      28,152     37,421    4,966  1971
Jefferson Valley Mall,         50,000    4,869     30,304       0    2,649    4,869      32,953     37,822    4,240  1983
 Yorktown, NY
La Plaza, McAllen, TX          50,526    2,194      9,828       0    2,042    2,194      11,870     14,064    1,571  1976
Lincolnwood Town Center,
 Lincolnwood, IL               63,000   11,197     63,490      28        0   11,225      63,490     74,715    5,926  1990
Longview Mall,                 22,100      278      3,602     124    2,437      402       6,039      6,441    1,208  1978
 Longview, TX
Machesney Park Mall,                0      613      7,460     120    3,025      733      10,485     11,218    1,683  1979
 Rockford, IL
Markland Mall, Kokomo, IN      10,000        0      7,568       0      901        0       8,469      8,469      913  1983
Mc Cain Mall, N. Little        26,304        0      9,515       0    5,303        0      14,818     14,818    2,856  1973
Rock, AR
Memorial Mall,                      0      175      4,881       0      624      175       5,505      5,680      740  1980
 Sheboygan, WI
Midland Park Mall,             22,500      704      9,613       0    2,510      704      12,123     12,827    1,996  1980
Midland, TX
Miller Hill Mall,              34,500    2,537     18,114       0    1,522    2,537      19,636     22,173    2,556  1973
 Duluth, MN
Mounds Mall, Anderson, IN           0        0      2,689       0    1,536        0       4,225      4,225      681  1964
Muncie Mall, Muncie, IN        44,000      210      5,964       0   12,906      210      18,870     19,080    1,434  1975
North East Mall,               22,442    1,440     13,473     784   15,447    2,224      28,920     31,144      369  1996 (Note 4)
 Hurst, TX
North Towne Square,            23,500      579      8,382       0    1,411      579       9,793     10,372    2,205  1980
 Toledo, OH
Northwoods Mall,                    0    1,202     12,779   1,449   17,574    2,651      30,353     33,004    4,484  1983 (Note 3)
 Peoria, IL
Orange Park Mall, Orange            0   13,345     65,173       0    2,241   13,345      67,414     80,759    3,881  1994 (Note 3)
 Park, FL
Prien Lake Mall, Lake               0    1,926      2,829     725    3,338    2,651       6,167      8,818      821  1972
 Charles, LA
Ross Park Mall,                60,000   15,269     50,995   9,617   40,162   24,886      91,157    116,043    2,554  1996 (Note 4)
 Pittsburgh, PA
St Charles Towne Center
 Waldorf, MD                        0    9,328     52,974   1,180    8,786   10,508      61,760     72,268    7,909  1990
South Park Mall,               24,748      855     13,691      74    2,193      929      15,884     16,813    2,682  1975
 Shreveport, LA
Southgate Mall, Yuma, AZ            0    1,817      7,974       0    2,826    1,817      10,800     12,617    1,282  1988 (Note 3)
Southtown Mall,
 Ft. Wayne, IN                      0    2,059     13,288       0      959    2,059      14,247     16,306    3,395  1969
Sunland Park Mall, El          40,149    2,896     28,900       0    1,664    2,896      30,564     33,460    4,771  1988
 Paso, TX
Tippecanoe Mall,               47,556    4,320      8,474   5,355   30,307    9,675      38,781     48,456    4,500  1973
 Lafayette, IN
Towne East Square,             57,419    9,495     18,479   2,042    7,134   11,537      25,613     37,150    4,540  1975
Wichita, KS
Towne West Square,             40,250      988     21,203      76    3,493    1,064      24,696     25,760    4,050  1980
Wichita, KS
University Mall, Little             0      123     17,411       0      320      123      17,731     17,854    2,824  1967
 Rock, AR
University Mall,                    0    4,741     26,657       0    1,113    4,741      27,770     32,511    1,636  1994 (Note 3)
 Pensacola, FL
Valle Vista Mall,              34,837    1,398     17,266     372    6,692    1,770      23,958     25,728    3,161  1983
 Harlingen, TX
West Ridge Mall,
 Topeka, KS                    50,005    5,775     34,132     197    2,317    5,972      36,449     42,421    4,573  1988
White Oaks Mall,               16,500    3,024     35,692   1,153   12,835    4,177      48,527     52,704    3,269  1977
 Springfield, IL
Wichita Mall, Wichita, KS           0        0      4,535       0      384        0       4,919      4,919      865  1981
Windsor Park Mall, San         14,960    1,194     16,940     130    3,197    1,324      20,137     21,461    3,087  1976
 Antonio, TX

Community Shopping Centers
--------------------------
Arvada Plaza, Arvada, CO            0       70        342       0      581       70         923        993      119  1966
Aurora Plaza, Aurora, CO            0       35      5,754       0      908       35       6,662      6,697    1,009  1966
Bloomingdale Court,            29,009    9,735     26,184       0      648    9,735      26,832     36,567    2,209  1987
 Bloomingdale, IL
Bridgeview Court,                   0      308      3,638       0        0      308       3,638      3,946      383  1988
 Bridgeview, IL
Brightwood Plaza,                   0       65        128       0      208       65         336        401       61  1965
 Indianapolis, IN
Bristol Plaza,                      0       61        325       0       21       61         346        407       94  1966
 Bristol, VA
Buffalo Grove Towne                 0    2,044      6,602       0      209    2,044       6,811      8,855      225  1988
 Center,
 Buffalo Grove, IL
Celina Plaza, El Paso, TX           0      138        815       0       13      138         828        966      108  1977
Cohoes Commons,
 Rochester, NY                      0    1,698      8,426       0       51    1,698       8,477     10,175    1,282  1984
Countryside Plaza,                  0    1,243      8,507       0      481    1,243       8,988     10,231    1,410  1977
 Countryside, IL
East Towne Commons,                 0    3,921      5,345       0    1,604    3,921       6,949     10,870      632  1990
 Knoxville, TN
Eastland Plaza, Tulsa, OK           0      908      3,709       0       29      908       3,738      4,646      374  1987
Forest Plaza,                  16,904    4,270     16,818     453      364    4,723      17,182     21,905    1,231  1985
 Rockford, IL
Fox River Plaza,               12,654    2,907      9,453       0       60    2,907       9,513     12,420      716  1985
 Elgin, IL
Greenwood Plus,
Greenwood, IN                       0    1,350      1,792       0    3,914    1,350       5,706      7,056      507  1979 (Note 3)
Griffith Park Plaza,                0        0      2,412       0       93        0       2,505      2,505      398  1979
 Griffith, IN
Hammond Square, Sandy               0        0         27       0        1        0          28         28        4  1974
 Springs, GA
Ingram Plaza,
San Antonio, TX                     0      421      1,802       4       22      425       1,824      2,249      338  1980
Lake Plaza, Waukegan, IL            0    2,868      6,420       0      203    2,868       6,623      9,491      445  1986
Lake View Plaza, Orland        22,169    4,775     17,586       0      256    4,775      17,842     22,617    1,239  1986
Park, IL
Lincoln Crossing,                 997    1,079      2,692       0       36    1,079       2,728      3,807      329  1990
O'Fallon, IL
Maplewood Square,                   0      466      1,249       0       42      466       1,291      1,757      220  1987
 Omaha, NE
Markland Plaza,                     0      210      1,258       0      356      210       1,614      1,824      282  1975
 Kokomo, IN
Martinsville Plaza,                 0        0        584       0       45        0         629        629      199  1980
 Martinsville, VA
Marwood Plaza,                      0       52      3,597       0       82       52       3,679      3,731      402  1962
Indianapolis, IN
Matteson Plaza,                11,159    1,830      9,737       0    1,496    1,830      11,233     13,063      813  1988
 Matteson, IL
Memorial Plaza,
Sheboygan, WI                       0      250        436       0      129      250         565        815      156  1966
Mounds Mall Cinema,                 0       88        158       0        1       88         159        247       30  1975
Anderson, IN
New Castle Plaza, New               0      128      1,621       0      426      128       2,047      2,175      337  1966
Castle, IN
North Ridge Plaza,
 Joliet, IL                         0    2,831      7,699       0       30    2,831       7,729     10,560      653  1985
North Riverside Park
Plaza,
 N. Riverside, IL               7,785    1,062      2,490       0      195    1,062       2,685      3,747      454  1977
Northland Plaza,
Columbus, OH                        0    4,490      8,893       0      271    4,490       9,164     13,654      602  1988
Northwood Plaza, Fort               0      304      2,922       0      330      304       3,252      3,556      494  1977
Wayne, IN
Park Plaza,                         0      300      1,572       0       24      300       1,596      1,896      224  1968
 Hopkinsville, KY
Regency Plaza, St.              1,878      616      4,963       0      126      616       5,089      5,705      319  1988
Charles, MO
St. Charles Towne Plaza,       30,887    8,835     18,993       0        0    8,835      18,993     27,828    1,412  1987
 Waldorf, MD
Teal Plaza, Lafayette, IN           0       99        878       0       93       99         971      1,070       96  1986
Tippecanoe Plaza,                   0      265        440     305    3,315      570       3,755      4,325      355  1962
Lafayette, IN
Wabash Village, West                0        0        976       0       58        0       1,034      1,034      175  1976
 Lafayette, IN
West Ridge Plaza,               4,612    1,491      4,620       0      508    1,491       5,128      6,619      310  1988
 Topeka, KS
White Oaks Plaza,              12,345    3,265     14,267       0      154    3,265      14,421     17,686    1,022  1986
 Springfield, IL
Wood Plaza,                         0       45        380       0      701       45       1,081      1,126      158  1967
 Fort Dodge, IA
Specialty Retail Centers
The Forum Shops at
Caesars,
 Las Vegas, NV                122,716        0     72,866       0   39,931        0     112,797    112,797    8,220  1992
Trolley Square, Salt Lake      27,141    4,899     27,539     263      639    5,162      28,178     33,340    2,968  1986 (Note 3)
 City, UT

Mixed-Use Properties
--------------------
O'Hare International
Center,
 Rosemont, IL                  27,500      172     60,287       1    8,210      173      68,497     68,670   11,270  1986
Riverway, Rosemont, IL        131,450    8,738    129,175      16    5,886    8,754     135,061    143,815   21,580  1988

Development Projects
--------------------
The Shops at Sunset Place,
 South Miami, FL                    0   11,898      3,210     399   12,960   12,297      16,170     28,467        0  1995
Other                               0        0        674       0      884        0       1,558      1,558        0  1995
                           ---------- -------- ---------- ------- -------- --------  ---------- ---------- --------
                           $1,812,254 $253,689 $1,551,916 $58,994 $579,559 $312,683  $2,131,475 $2,444,158 $230,661
                           ========== ======== ========== ======= ======== ========  ========== ========== ========


                          SIMON PROPERTY GROUP, L.P.

                 NOTES TO SCHEDULE III AS OF DECEMBER 31, 1996

                            (DOLLARS IN THOUSANDS)



(1)  Reconciliation of Real Estate Properties:

     The changes in real estate assets for the years ended December 31, 1996 and 1995 are as follows:



                                        1996           1995

Balance, beginning of year            $2,143,925     $1,887,122
Acquisitions                              56,069         32,547
Improvements                             182,516         73,097
Disposals                               (19,579)       (12,722)
Consolidation                             81,227        163,881
Balance, close of year                 2,444,158     $2,143,925

     The aggregate net book value for federal income tax purposes as of December 31, 1996 was $2,026,759.

(2)  Reconciliation of Accumulated Depreciation:

     The changes in accumulated depreciation and amortization for the years ended December 31, 1996 and 1995 are as follows:


                                          1996           1995

Balance, beginning of year               $ 147,341        $68,222
Depreciation expense                        94,094         79,126
Disposals                                 (10,774)            (7)
Balance, close of year                   $ 230,661      $ 147,341


     Depreciation of Simon Property Group, L.P.'s investment in buildings and improvements reflected in the statements of operations is calculated over the estimated original lives of the assets as follows:

     Buildings - typically 35 years
     Improvements - shorter of lease term or useful life

(3)  Initial cost represents net book value at December 20, 1993.

(4) Not developed/constructed by the Simons. The date of construction represents acquisition date.

                               INDEX TO EXHIBITS

Exhibits

2.1       Agreement and Plan of Merger among the Company, Sub and
          DRC, dated as of March 26, 1996, as amended (included as
          Annex I to the Prospectus/Joint Proxy Statement filed as
          part of Form S-4 of Simon Property Group, Inc.
          (Registration No. 333-06933)
3.1       Third Amended and Restated Agreement of Limited
          Partnership of Simon Property Group, L.P. (Incorporated by Reference to Exhibit 10.1.2 of the Company's Form S-4
          (Registration No. 333-06933))
*4.1 Secured Promissory Note and Open-End Mortgage and Security Agreement from Simon Property Group, L.P. in favor of
          Principal Mutual Life Insurance Company (Pool 1).
*4.2 Secured Promissory Note and Open-End Mortgage and Security Agreement from Simon Property Group, L.P. in favor of
          Principal Mutual Life Insurance Company (Pool 2).
****4.3 Credit Agreement dated as of September 27, 1996 among the Operating Partnership and Morgan Guaranty Trust Company of
          New York, Union Bank of Switzerland and Chase Manhattan
          Bank as Lead Agents.
****10.1  Restated Indemnity Agreement dated as of August 9, 1996 between the Company and its directors and officers.
          (Previously filed as Exhibit 10.8)
*10.2     Noncompetition Agreement dated as of December 1, 1993
          between the Company and each of Melvin Simon and Herbert
          Simon.
*10.3     Noncompetition Agreement dated as of December 1, 1993
          between the Company and David Simon.
*10.4     Restriction and Noncompetition Agreement dated as of
          December 1, 1993 among the Company and the Management
          Companies.
*10.5     Simon Property Group, L.P. Employee Stock Plan.
*10.6     Simon DeBartolo Group, Inc. Director Stock Option Plan.
*10.7     Option Agreement to acquire the Excluded Retail
          Properties.  (Previously filed as Exhibit 10.10.)
*10.8 Option Agreement to acquire the Excluded PropertiesLand. (Previously filed as Exhibit 10.11.)
*10.9 Registration Rights Agreement dated as of December 1, 1993 between the Company, certain Limited Partners and certain other parties.  (Previously filed as Exhibit 10.12.)
*10.10 Option Agreements dated as of December 1, 1993 between the Management Company and Simon Property Group, L.P.
          (Previously filed as Exhibit 10.20.)
*10.11 Option Agreement dated as of December 1, 1993 to acquire Development Land. (Previously filed as Exhibit 10.22.)
*10.12    Option Agreement dated December 1, 1993 between the
          Management Company and Simon Property Group, L.P.
          (Previously filed as Exhibit 10.25.)
*10.13    Option Agreement dated December 1, 1993 between Simon
          Enterprises, Inc. and Simon Property Group, L.P.
          (Previously filed as Exhibit 10.26.)
*10.14    Lock-Up Agreement dated December 20, 1993 between MSA and
          Simon Property Group, L.P.  (Previously filed as Exhibit
          10.27.)
***10.15  Operating Agreement of Summit Mall Company, L.L.C. dated
          February 23, 1995.
****10.16 Indemnity Agreement by and between the Company and its new
          Directors, dated as of August 9, 1996
****10.17 Subscription Agreement by and between Day Acquisition
          Corp., and the Purchaser (as defined in this Exhibit)
****10.18 Registration Rights Agreement (the "Agreement"), dated as of August 9, 1996, by and among the "Simon Family Members"
          (As defined in the Agreement), SPG, Inc., JCP Realty,
          Inc., Brandywine Realty, Inc., and the Estate of Edward J. DeBartolo Sr., Edward J. DeBartolo, Jr., Marie Denise
          DeBartolo York, and the Trusts and other entities listed
          on Schedule 2 of the Agreement, and any of their
          respective successors-in-interest and permitted assigns.
21.1      List of Subsidiaries of the Simon Operating Partnership. Attached
23.1      Consent of Arthur Andersen LLP.                          Attached
****99.1  Agreement dated November 13, 1996 between Simon DeBartolo
          Group, Inc. and Simon DeBartolo Group, L.P. (Incorporated by reference to Amendment No. 3 of Form S-3 filed by Simon DeBartolo Group, L.P. and Simon Property Group, L.P. on
          November 20, 1996 under Registration No. 333-11491)


      * Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1993.

      **   Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1994.

      *** Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1995.

      **** Incorporated by reference to the exhibit numbered as indicated that was filed with the Company's Form 10-K for the fiscal year ended December 31, 1996.

                                                                   EXHIBIT 21.1


              LIST OF SUBSIDIARIES OF SIMON PROPERTY GROUP, L.P.



Name of Subsidiary                                       Jurisdiction
------------------                                       ------------

Charles Mall Company Limited Partnership                     Maryland
East Towne Mall Company Limited Partnership                 Tennessee
Forestville Associates                                       Maryland
Golden Ring Mall Company Limited Partnership                  Indiana
Jefferson Valley Mall Limited Partnership                    Delaware
Knoxville Developers Limited Partnership                      Indiana
M.S. Management Associates (Indiana), Inc.                    Indiana
M.S. Management Associates, Inc.                             Delaware
Northwoods Development Company                               Illinois
Pentagon City Developers Limited Partnership                  Indiana
Simon MOA Management Company, Inc.                            Indiana
Simon Property Group Administrative Services Partnership     Delaware
Simon Property Group (Illinois), L.P.                        Illinois
Simon Property Group (Texas), L.P.                              Texas



                                                                   EXHIBIT 23.1


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our reports, included in this Form 10-K, into Simon Property Group, L.P.'s previously filed Registration Statement File No. 33-98364.





                                   ARTHUR ANDERSEN LLP


Indianapolis, Indiana,
April 10, 1997