Form 10-Q
period 1997-03-31
SIMON PROPERTY GROUP LP
filed 1997-05-15
CIK 1003023

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997


Commission file number 33-98364


                          SIMON PROPERTY GROUP, L.P.
            (Exact name of registrant as specified in its charter)


                  Delaware                  35-1903854
               (State or other           (I.R.S. Employer
                jurisdiction
             of incorporation or        Identification No.)
                organization)

          115 West Washington Street
            Indianapolis, Indiana              46204
            (Address of principal           (Zip Code)
             executive offices)


      Registrant's telephone number, including area code:  (317) 636-1600



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]  NO

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per unit amounts)



                                              March 31,  December 31,
                                                  1997         1996
ASSETS:
Investment properties, at cost                 $2,498,799   $2,467,779
  Less _ accumulated depreciation                 258,509      238,167
                                                2,240,290    2,229,612
Cash and cash equivalents                          35,367       50,009
Tenant receivables and accrued revenue, net       136,054      136,496
Notes and advances receivable from Management
Company                                            78,683       63,978
Investment in partnerships and joint ventures,
at equity                                         149,349      139,711
Deferred costs, net                                79,665       84,295
Other assets                                       41,103       45,370
Minority interest                                   9,462        9,712
Total assets                                   $2,769,973   $2,759,183

LIABILITIES:
Mortgages and other indebtedness               $2,111,875   $2,042,254
Advances from Simon DeBartolo Group, L.P.         267,966      259,382
Accounts payable and accrued expenses             101,759      113,027
Cash distributions and losses in partnerships
and joint ventures, at equity                      18,056       17,106
Investment in Management Company and affiliates
                                                   17,932       18,519
Minority interest held by affiliates               74,881       12,128
Other liabilities                                  34,594       42,139
Total liabilities                               2,627,063    2,504,555

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY:

Preferred units, 4,000,000 units authorized,
issued and outstanding                             99,923       99,923

General Partner, 958,429 units outstanding            478        1,601

Special Limited Partner, 95,356,834 units
outstanding                                        47,342      158,458

Unamortized restricted stock award                (4,833)      (5,354)
Total partners' equity                            142,910      254,628
Total liabilities and partners' equity         $2,769,973   $2,759,183



The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per unit amounts)

                                             For the Three Months
                                                Ended March 31,
                                              1997         1996

REVENUE:
Minimum rent                                   $ 86,489     $ 78,454
Overage rent                                      4,900        4,967
Tenant reimbursements                            51,639       46,985
Other income                                      4,994        9,038
Total revenue                                   148,022      139,444

EXPENSES:
Property operating                               27,376       24,847
Depreciation and amortization                    26,473       24,672
Real estate taxes                                15,241       13,829
Repairs and maintenance                           6,553        7,073
Advertising and promotion                         3,491        4,194
Provision for credit losses                       1,288        1,497
Other                                             1,488        2,259
Total operating expenses                         81,910       78,371

OPERATING INCOME                                 66,112       61,073

INTEREST EXPENSE                                 43,016       38,566
INCOME BEFORE MINORITY INTEREST                  23,096       22,507

MINORITY INTEREST (Including affiliates'
share of $1,902 in 1997)                          1,170        (503)

GAIN ON SALE OF ASSETS, NET                          37           --
INCOME BEFORE UNCONSOLIDATED ENTITIES            24,303       22,004

INCOME FROM UNCONSOLIDATED ENTITIES               1,774        1,828

INCOME BEFORE EXTRAORDINARY ITEMS                26,077       23,832

EXTRAORDINARY ITEMS                            (23,247)        (265)

NET INCOME                                        2,830       23,567

PREFERRED UNIT REQUIREMENT                        2,031        2,031

NET INCOME AVAILABLE TO UNITHOLDERS             $   799     $ 21,536

NET INCOME AVAILABLE TO UNITHOLDERS
  ATTRIBUTABLE TO:
General Partner                                 $     8     $ 13,154
Limited Partners                                    791        8,382
                                                $   799     $ 21,536
EARNINGS PER UNIT:
Income before extraordinary items               $  0.25     $   0.23
Extraordinary items                              (0.24)           --
Net income                                      $  0.01     $   0.23


       The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

                                                For the Three Months
                                                  Ended March 31,
                                                     1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 2,830      $23,567
Adjustments to reconcile net income to net
cash provided by operating activities_
Depreciation and amortization                       28,494       26,728
Loss on extinguishments of debt                     23,247          265
Gain on sale of assets, net                           (37)           --
Straight-line rent                                    (58)          137
Minority interest                                  (1,170)          503
Equity in income of unconsolidated entities        (1,774)      (1,828)
Changes in assets and liabilities_
Tenant receivables and accrued revenue               1,021        5,883
Deferred costs and other assets                        802          115
Accounts payable, accrued expenses and other
liabilities                                       (18,813)     (16,122)
  Net cash provided by operating activities         34,542       39,248

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (31,626)     (25,249)
Proceeds from sale of assets                           599           --
Investments in and advances to
unconsolidated entities                           (27,303)      (5,093)
Distributions from unconsolidated entities           4,467       11,772
Net cash used in investing activities             (53,863)     (18,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate                              8,584           --
Minority interest distributions                    (1,664)      (1,649)
Partnership distributions                         (49,466)     (50,625)
 Mortgage and other indebtedness proceeds,
 net of transaction costs                          117,958      105,568
 Mortgage and other indebtedness principal
 payments                                         (49,733)     (91,548)
Other refinancing transaction                     (21,000)           --
  Net cash provided by (used in) financing
   activities                                        4,679     (38,254)

DECREASE IN CASH AND CASH EQUIVALENTS             (14,642)     (17,576)

   CASH AND CASH EQUIVALENTS, beginning
   of period                                       50,009       62,721

  CASH AND CASH EQUIVALENTS, end of period        $35,367      $45,145

                          SIMON PROPERTY GROUP, L.P.

        Notes to Unaudited Consolidated Condensed Financial Statements

                            (Dollars in thousands)


Note 1 - Organization

     Simon DeBartolo Group, Inc. (the "Company"), formerly known as Simon Property Group, Inc., is a self-administered and self-managed real estate investment trust ("REIT"). On August 9, 1996 (the "Merger date"), the Company acquired, through a merger (the "Merger"), the national shopping center business of DeBartolo Realty Corporation ("DRC"). (See Note 4.)

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of the Company. Simon Property Group, L.P. ("SPG, LP" or the "Simon Operating Partnership") is a subsidiary partnership of SDG, LP and of the Company. The Simon Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of March 31, 1997, the Simon Operating Partnership owned or held an interest in 123 income-producing properties, consisting of 63 regional malls, 53 community shopping centers, three specialty retail centers, three mixed-use properties and one value-oriented super-regional mall in 30 states (the "Properties").
The Simon Operating Partnership also owns interests in two specialty retail centers and two value oriented super-regional malls under construction and five parcels of land held for future development. The Simon Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company"). - (See Note 7.) The Company indirectly owned 60.8% of the Simon Operating Partnership as of March 31, 1997 and December 31, 1996.

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended March 31, 1997, are not necessarily indicative of the results to be obtained for the full fiscal year. These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1996, audited financial statements and notes thereto included in the Simon Property Group, L.P. Annual Report on Form 10-K.

     The accompanying consolidated condensed financial statements of the Simon Operating Partnership include all accounts of the entities owned or controlled by the Simon Operating Partnership. All significant intercompany amounts have been eliminated. The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of the Simon Operating Partnership's assets, liabilities, revenues and expenses during the reported periods. Actual results could differ from these estimates.

     Properties which are wholly-owned or owned less than 100% and are controlled by the Simon Operating Partnership have been consolidated. The Simon Operating Partnership's equity interests in certain partnerships and joint ventures which represent noncontrolling 14.7% to 50.0% ownership interests and the investment in the Management Company are accounted for under the equity method of accounting. These investments are recorded initially at cost and subsequently adjusted for net equity in income (loss) and cash contributions and distributions.

     Net operating results of the Simon Operating Partnership are allocated after distributions based on its partners' ownership interests. The Company's weighted average indirect ownership interest in the Simon Operating Partnership for the three months ended March 31, 1997 and 1996 was 60.8% and 61.1%, respectively.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

Note 4 -The Merger

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail gross leasable area ("GLA") and 558,636 of office GLA. The Merger was accounted for using the purchase method of accounting. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting, with the exception of one regional mall, which is accounted for using the cost method of accounting. As a result of the merger, the Simon Operating Partnership became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SPG, LP is absorbed by public company costs and related expenses incurred by the Company.

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by the Simon Operating Partnership. In connection therewith, the Simon Operating Partnership transferred partnership interests in certain properties ranging from 1.0% to 49.5% in the form of a distribution to the partners of the Simon Operating Partnership, SDG, LP and the Company. The distribution of the partnership interests in the certain properties has been reflected for financial reporting purposes as of January 1, 1997. The distribution was determined based on the historical cost value of the partnership interests transferred, which aggregated $65,603. The interest in the properties now held directly by SDG, LP and the Company is reflected as minority interest held by affiliates in the accompanying financial statements.

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the three months ended March 31, 1997, was $37,247, as compared to $37,612 for the same period in 1996. All accrued distributions had been paid as of March 31, 1997 and December 31, 1996.

Note 6 - Per Unit Data

     Per unit data is based on the weighted average number of units of partnership interest in the Simon Operating Partnership ("Units") outstanding during the period. As used herein, the term Units does not include units of partnership interest entitled to preferential distribution of cash ("Preferred Units"). The weighted average number of units used in the computation for the three months ended March 31, 1997 and 1996 was 96,315,263 and 86,757,624, respectively. Additionally, Preferred Units may be converted into common stock of the Company. The outstanding stock options and Preferred Units have not been included in the computations of per Unit data as they did not have a dilutive effect.

Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Simon Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                               March 31,   December 31,
BALANCE SHEETS                                    1997          1996
Assets:                                         ----------    ----------
Investment properties at cost, net              $1,389,597    $1,328,600
Cash and cash equivalents                           56,213        41,270
Tenant receivables                                  36,285        37,067
Other assets                                        56,390        54,981
                                                ----------    ----------
Total assets                                    $1,538,485    $1,461,918
                                                ==========    ==========
Liabilities and Partners' Equity:
Mortgages and other notes payable               $  663,530    $  569,433
Accounts payable, accrued expenses and other
 liabilities                                       126,721       161,552
                                                ----------    ----------
Total liabilities                                  790,251       730,985
Partners' equity                                   748,234       730,933
                                                ----------    ----------
Total liabilities and partners' equity          $1,538,485    $1,461,918
                                                ==========    ==========
The Simon Operating Partnership's Share of:
Total assets                                    $  350,839    $  340,449
                                                ==========    ==========
Investment in partnerships and joint
 ventures, at equity                            $  149,349    $  139,711
Cash distributions and losses in partnerships
 and joint ventures, at equity                    (18,056)      (17,106)
                                                ----------    ----------
Partners' equity                                $  131,293    $  122,605
                                                ==========    ==========

                                                 For the Three Months
                                                    Ended March 31,
                                               -----------------------
STATEMENTS OF OPERATIONS                          1997         1996
Revenue:                                        ---------    ---------
  Minimum rent                                  $  30,303     $ 27,964
  Overage rent                                        869          762
  Tenant reimbursements                            14,000       14,069
  Other income                                      1,335        4,769
                                                ---------    ---------
          Total revenue                            46,507       47,564

Operating Expenses:
  Operating expenses and other                     17,678       17,568
  Depreciation and amortization                    11,910       10,670
                                                ---------    ---------
          Total operating expenses                 29,588       28,238
                                                ---------    ---------
Operating Income                                   16,919       19,326
Interest Expense                                    9,426        7,847
Extraordinary Loss                                    858            0
Net Income                                      $   6,635    $  11,479
                                                =========    =========
Third-Party Investors' Share of Net Income          5,448       10,022
                                                ---------    ---------
The Simon Operating Partnership's Share of Net
 Income                                         $   1,187    $   1,457
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

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 non-wholly owned Properties, Melvin Simon & Associates, Inc. ("MSA"), and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Simon Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $587 and $371 for the three-month periods ended March 31, 1997 and 1996, respectively.

Note 8 - Debt

     On January 31, 1997, the Simon Operating Partnership completed a refinancing transaction involving debt on four consolidated Properties. The transaction consisted of the payoff of one loan totaling $43,375, a restatement of the interest rate on the three remaining loans, the financing transaction which included the acquisition of the contingent interest feature on all four loans for $21,000, and $3,904 of principal reductions on two additional loans. This transaction, which was funded using the Credit Line (as refined below), resulted in an extraordinary loss of $23,247, including the write-off of deferred mortgage costs of $2,247.

     At March 31, 1997, the Simon Operating Partnership had consolidated debt of $2,111,875, of which $1,280,015 was fixed-rate debt and $831,860 was variable-rate debt. As of March 31, 1997 and December 31, 1996, the Simon Operating Partnership had interest-rate protection agreements related to $435,254 and $306,879 principal amount of debt, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest-rate protection agreements, interest savings were $230 and $453 for the three months ended March 31, 1997 and 1996, respectively. The Simon Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of March 31, 1997 and December 31, 1996 was $207,261 and $193,310, respectively.

     On April 14, 1997, the Simon Operating Partnership, as co-borrower with SDG, LP, obtained improvements to its unsecured revolving credit facility (the "Credit Line"). The Credit Line agreement was amended to reduce the interest rate from LIBOR plus 90 basis points to LIBOR plus 75 basis points. In addition, the Credit Line's competitive bid feature, which can further reduce interest costs, was increased from $150,000 to $300,000.

     SDG, LP is currently finalizing the allocation of $300,000 of its debt shelf registration with the Securities and Exchange Commission to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program. Debt issued under this shelf registration is guaranteed by the Simon Operating Partnership.

     Net advances due SDG, LP of $268,574 result primarily from debt and equity instruments issued by SDG, LP for which a portion of the proceeds were advanced to the Simon Operating Partnership to retire mortgages and other indebtedness and amounts under the Credit Line. The Simon Operating Partnership has recognized interest costs based on the terms of the instruments issued by SDG, LP.

Note 9 - Partners' Equity

     The following table summarizes the change in the Simon Operating Partnership's partners' equity since December 31, 1996.

                                                                  Unamor-
                                                                   tized
                                                       Special   Restricted    Total
                                 Preferred   General   Limited     Stock     Partners'
                                   Units     Partner   Partner     Award      Equity
                                 ---------   ---------  ---------  ----------  ---------
Balance at December 31, 1996     $  99,923   $   1,601  $ 158,458  $  (5,354)  $ 254,628

Amortization of stock incentive                                           521        521

Adjustment to allocate net equity
of the Simon Operating
Partnership                                        (3)          3                      -

Net income                           2,031           8        791                   2830

Distributions                      (2,031)     (1,128)  (111,910)              (115,069)
                                 ---------   ---------  ---------  ----------  ---------
Balance at March 31, 1997        $  99,923   $     478  $  47,342  $   (4833)  $ 142,910
                                 =========   =========  =========  ==========  =========

Note 10 - Commitments and Contingencies

          Litigation

     Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. On October 16, 1996, a complaint was filed in the Court of Common Pleas of Mahoning County, Ohio, captioned Carlo Angostinelli et al. v. DeBartolo Realty Corp. et al. The named defendants are SD Property Group, Inc., a 99%-owned subsidiary of the Company, and DeBartolo Properties Management, Inc., and the plaintiffs are 27 former employees of the defendants. In the complaint, the plaintiffs allege that they were recipients of deferred stock grants under the DRC stock incentive plan (the "DRC Plan") and that these grants immediately vested under the DRC Plan's "change in control" provision as a result of the Merger. Plaintiffs assert that the defendants' refusal to issue them approximately 661,000 shares of DRC common stock, which is equivalent to approximately 450,000 shares of common stock of the Company computed at the 0.68 Exchange Ratio used in the Merger, constitutes a breach of contract and a breach of the implied covenant of good faith and fair dealing under Ohio law. Plaintiffs seek damages equal to such number of shares of DRC common stock, or cash in lieu thereof, equal to all deferred stock ever granted to them under the DRC Plan, dividends on such stock from the time of the grants, compensatory damages for breach of the implied covenant of good faith and fair dealing, and punitive damages.

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

     Roel Vento et al v. Tom Taylor et al. An affiliate of the Simon Operating Partnership is a defendant in litigation entitled Roel Vento et al v. Tom Taylor et al, in the District Court of Cameron County, Texas, in which a judgment in the amount of $7,800 has been entered against all defendants. This judgment includes approximately $6,500 of punitive damages and is based upon a jury's findings on four separate theories of liability including fraud, intentional infliction of emotional distress, tortuous interference with contract and civil conspiracy arising out of the sale of a business operating under a temporary license agreement at Valle Vista Mall in Harlingen, Texas. The Simon Operating Partnership is seeking to overturn the award and has appealed the verdict. Although the Simon Operating Partnership is optimistic that it may be able to reverse or reduce the verdict, there can be no assurance thereof. Management, based upon the advice of counsel, believes that the ultimate outcome of this action will not have a material adverse effect on the Company or the Simon Operating Partnership.

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

     Overview

     The Simon Operating Partnership acquired additional interest in two regional malls and opened one consolidated regional mall during the comparative periods (the "Property Transactions"). The following is a description of such transactions. On April 11, 1996, the Simon Operating Partnership acquired the remaining 50% economic ownership interest in Ross Park Mall in Pittsburgh, Pennsylvania, and subsequently began accounting for the Property using the consolidated method of accounting. On July 31, 1996, the Simon Operating Partnership opened Cottonwood Mall in Albuquerque, New Mexico. The Simon Operating Partnership owns 100% of this regional mall and accounts for it using the consolidated method of accounting. On October 4, 1996, the Simon Operating Partnership acquired an additional 30% interest in North East Mall and subsequently began accounting for the Property using the consolidated method of accounting. The Simon Operating Partnership owned 80% of North East Mall after this acquisition. On October 4, 1996, SDG, LP acquired the remaining 20% interest in this Property.

     Results of Operations

For the Three Months Ended March 31, 1997 vs. the Three Months Ended March 31, 1996

     Total revenue increased $8.6 million or 6.2% for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily the result of the Property Transactions ($11.2 million).

     Total operating expenses increased $3.5 million, or 4.5%, for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily the result of the Property Transactions ($6.1 million).

     Interest expense increased $4.5 million, or 11.5% for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Property Transactions ($4.1 million).

     The loss from extraordinary items in 1997 is the result of the refinancing transaction which included the acquisition of the contingent interest feature on four loans for $21.0 million and the write-off of mortgage costs associated with those loans.

     Net income available to Unitholders of the Simon Operating Partnership was $.8 million for the three months ended March 31, 1997, as compared to $23.6 million for the same period in 1996, reflecting a decrease of $22.8 million, for the reasons discussed above.

     Liquidity and Capital Resources

     As of March 31, 1997, the Simon Operating Partnership's balance of cash and cash equivalents was $35.4 million. In addition to its cash balance, the Simon Operating Partnership, as co-borrower with SDG, LP, has a $750 Credit Line with $414 million available after outstanding borrowings and letters of credit. The Company and the Simon Operating Partnership also have access to public equity and debt markets through various shelf registrations.

     At March 31, 1997, the Simon Operating Partnership had consolidated debt of $2,112 million, of which $1,280 million was fixed-rate debt and $832 million was variable-rate debt. As of March 31, 1997 and December 31, 1996, the Simon Operating Partnership had interest-rate protection agreements relating to $435.3 million and $306.9 million of the variable-rate debt, respectively. The agreements are generally in effect until the related variable-rate debt matures.

     On April 14, 1997, certain improvements were obtained related to Credit Line. The Credit Line agreement was amended to reduce the interest rate from LIBOR plus 90 basis points to LIBOR plus 75 basis points. In addition, the Credit Line's competitive bid feature, which can further reduce interest costs, was increased from $150 million to $300 million.

     SDG, LP is currently finalizing the allocation of $300 million of its debt shelf registration with the Securities and Exchange Commission to a Medium-Term Note Program, although management has no immediate plans to issue securities under the program. Debt issued under the shelf registration are guaranteed by the Simon Operating Partnership.

     Development, Expansions and Renovations. The Simon Operating Partnership is involved in several development, expansion and renovation efforts.

     Construction continues on the following development projects: The Source, a $150 million value-oriented retail and entertainment development project containing 730,000 square feet of GLA, is expected to open in August 1997 in Westbury (Long Island), New York. Arizona Mills, a $184 million retail development project containing 1,230,000 square feet of GLA, is expected to open in November 1997 in Tempe, Arizona. Grapevine Mills, a $202 million retail development project containing 1,480,000 square feet of GLA, is expected to open in October 1997 in Grapevine (Dallas/Fort Worth), Texas. The Shops at Sunset Place, a $143 million destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA, is scheduled to open in 1998 in South Miami, Florida.

     In addition, the Simon Operating Partnership is in the preconstruction development phase on a new community center project at an aggregate cost of $39 million. This project is immediately adjacent to an existing regional mall Property.

     A key objective of the Simon Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Simon Operating Partnership currently has a number of expansion projects under construction and in the preconstruction development stage. The Simon Operating Partnership's share of the projected costs to fund these projects in 1997 is approximately $150 million. Approximately $45 million of these costs is anticipated to be financed using project-specific indebtedness, with the remainder financed principally with the Credit Line, access to debt and equity markets, and cash flow from operations.

     Distributions. During the first quarter of 1997, the Simon Operating Partnership paid a distribution of $0.4925 per Unit. On May 6, 1997, the Simon Operating Partnership declared a distribution of $0.505 per Unit, an increase of $.0125 per share over the previous distribution. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, preferred distributions of $0.5078 per Series A preferred unit were paid during the first quarter of 1997.

     Capital Resources. Management anticipates that cash generated from operating performance will provide the necessary funds on a short- and long-term basis for its operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and distributions to Unitholders. Sources of capital for nonrecurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on outstanding indebtedness are expected to be obtained from: (i) excess cash generated from operating performance; (ii) working capital reserves; (iii) additional debt financing; and (iv) additional equity sold in the public markets by the Company.

     Management continues to actively review and evaluate a number of individual property and portfolio acquisition opportunities. Management believes that funds on hand, amounts available under the Credit Line, together with the ability to issued Units and the Company's ability to issue shares of common stock, provide the means to finance certain acquisitions. No assurance can be given that the Simon Operating Partnership will not be required to, or will not elect to, even if not required to, obtain funds from outside sources, including through the sale of debt or equity securities, to finance significant acquisitions, if any. It is expected that any future acquisitions will be executed by SDG, LP.

     Investing and Financing Activities

     Cash flows from investing activities for the three months ended March 31, 1997 included, $31.6 million of capital expenditures, which included construction costs of $8.9 million and $4.8 million at Forum phase II and The Shops at Sunset Place, respectively, and renovation and expansion costs of other Properties as well as tenant allowances. In addition, investments in unconsolidated entities of $12.6 million included $7.9 million to Grapevine Mills and $2.6 million to The Source.

     Cash flows from financing activities for the three months ended March 31, 1997 included distributions of $49.5 million, net borrowings of $68.2 million primarily used to fund development activity, and $21.0 million for the financial transaction which included the acquisition of a contingent interest feature on four mortgage loans.

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

Part II - Other Information

     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

    Exhibit No.                                        Description

    4.4 *   First Amendment to Credit Agreement dated as of April 14, 1997

* Incorporated by reference to the corresponding exhibit included in the Company's Form 10-Q for the period ended March 31, 1997.


          (b) Reports on Form 8-K - None

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


                             SIMON PROPERTY GROUP, L.P.
                             BY: SIMON DeBARTOLO GROUP, INC.
                              General Partner

Date:  May 15, 1997          /s/ Stephen E. Sterrett
                             Stephen E. Sterrett,
                             Treasurer
                             (Principal Financial Officer)



Date:  May 15, 1997          /s/ Dennis Cavanagh
                            Dennis Cavanagh,
                            Senior Vice President of Financial Services
                            (Principal Accounting Officer)