Form 10-Q
period 1997-09-30
SIMON PROPERTY GROUP LP
filed 1997-11-14
CIK 1003023

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997


Commission file number 33-98364


                       SIMON PROPERTY GROUP, L.P.
         (Exact name of registrant as specified in its charter)


                  Delaware                  35-1903854
          ------------------------      ------------------
               (State or other           (I.R.S. Employer
                jurisdiction
             of incorporation or        Identification No.)
                organization)

          115 West Washington Street
            Indianapolis, Indiana              46204
          -------------------------     ------------------
            (Address of principal           (Zip Code)
             executive offices)


   Registrant's telephone number, including area code:  (317) 636-1600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  [x]  NO
[ ]
================================================================================

                       SIMON PROPERTY GROUP, L.P.
                                FORM 10-Q

                                  INDEX


Part I - Financial Information                             Page

    Item 1:  Financial Statements

         Consolidated Condensed Balance Sheets
         as of September 30, 1997 and December
         31, 1996                                           3

         Consolidated Condensed Statements of
         Operations for the three-month and
         nine-month periods ended September
         30, 1997 and 1996                                  4

         Consolidated Condensed Statements of
         Cash Flows for the nine-month periods
         ended September 30, 1997 and 1996                  5

         Notes to Unaudited Consolidated
         Condensed Financial Statements                     6

          Item 2:  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations                            12

Part II - Other Information

    Items 1 through 6                                       16

Signatures                                                  17

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited and dollars in thousands, except per unit amounts)

                                              September 30,   December 31,
                                                   1997           1996
                                              -------------   ------------
ASSETS:
Investment properties, at cost                  $ 2,561,205   $ 2,467,779
  Less _ accumulated depreciation                   295,994       238,167
                                              -------------   ------------
                                                  2,265,211     2,229,612
Cash and cash equivalents                            13,931        50,009
Restricted cash                                      14,939            --
Tenant receivables and accrued revenue, net         133,430       146,996
Notes and advances receivable from Management
Company                                              84,668        63,978
Investment in partnerships and joint ventures,      153,522       139,711
at equity
Deferred costs and other assets                     154,491       129,665
Minority interest                                    10,093         9,712
Advances to Simon DeBartolo Group, L.P.              53,644            --
                                              -------------   ------------
Total assets                                    $ 2,883,929   $ 2,769,683

LIABILITIES:
Mortgages and other indebtedness                $ 2,527,807   $ 2,042,254
Advances from Simon DeBartolo Group, L.P.                --       259,382
Accounts payable and accrued expenses               124,977       123,527
Cash distributions and losses in partnerships
and joint ventures, at equity                        19,519        17,106
Investment in Management Company and
affiliates                                           12,923        18,519
Minority interest held by affiliates                 70,110        12,128
Other liabilities                                    35,616        42,139
                                              -------------   ------------
Total liabilities                                 2,790,952     2,515,055

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY:

Preferred units, 4,000,000 units authorized,
issued and outstanding                               99,923        99,923

General Partner, 958,429 units outstanding             (32)         1,601

Special Limited Partner, 95,356,834 units
outstanding                                         (3,123)       158,458

Unamortized restricted stock award                  (3,791)       (5,354)
                                              -------------   ------------
Total partners' equity                               92,977       254,628
                                              -------------   ------------
Total liabilities and partners' equity          $ 2,907,740   $ 2,759,183
                                              =============   ============

   The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited and dollars in thousands, except per unit amounts)



                                For the Three  Months   For the Nine Months
                                Ended September 30,     Ended September 30,
                                ----------------------   -------------------
                                  1997         1996        1997       1996
                                ---------   ---------   ---------  ---------
REVENUE:
Minimum rent                      $90,147     $83,109    $264,157   $243,047
Overage rent                        4,637       5,169      15,997     15,920
Tenant reimbursements              52,436      49,368     154,574    143,594
Other income                        7,625       8,750      21,500     27,039
                                ---------   ---------   ---------  ---------
Total revenue                     154,845     146,396     456,228    429,600

EXPENSES:
Property operating                 30,040      28,406      83,876     79,012
Depreciation and amortization      27,655      26,606      81,449     77,913
Real estate taxes                  14,907      14,662      45,318     43,026
Repairs and maintenance             6,843       5,724      18,711     18,265
Advertising and promotion           5,409       4,367      13,441     13,264
Provision for credit losses            82         845       2,274      2,596
Other                               3,396       2,785       8,278      8,399
                                ---------   ---------   ---------  ---------
Total operating expenses           88,332      83,395     253,347    242,475

OPERATING INCOME                   66,513      63,001     202,881    187,125

INTEREST EXPENSE                   44,657      41,236     130,531    120,370
                                ---------   ---------   ---------  ---------
INCOME BEFORE MINORITY INTEREST    21,856      21,765      72,350     66,755

MINORITY INTEREST                 (5,436)       (709)    (11,829)    (1,884)
GAIN ON SALE OF ASSETS, NET            --          88          20        088
                                ---------   ---------   ---------  ---------
INCOME BEFORE UNCONSOLIDATED
ENTITIES                           16,420      21,144      60,541     64,959

INCOME FROM UNCONSOLIDATED
ENTITIES                            5,451       1,284       8,612      5,270
                                ---------   ---------   ---------  ---------
INCOME BEFORE EXTRAORDINARY
ITEMS                              21,871      22,428      69,153     70,229

EXTRAORDINARY ITEMS                 (459)     (2,530)    (25,173)    (2,795)
                                ---------   ---------   ---------  ---------
NET INCOME                         21,412      19,898      43,980     67,434

PREFERRED UNIT REQUIREMENT        (2,031)     (2,032)     (6,094)    (6,094)
                                ---------   ---------   ---------  ---------
NET INCOME AVAILABLE TO
UNITHOLDERS                       $19,381     $17,866     $37,886    $61,340
                                =========   =========   =========  =========
NET INCOME AVAILABLE TO
UNITHOLDERS
  ATTRIBUTABLE TO:
General Partner                      $194      $4,559        $379    $31,125
Limited Partners                   19,187      13,307      37,507     30,215
                                ---------   ---------   ---------  ---------
                                  $19,381     $17,866     $37,886    $61,340
EARNINGS PER UNIT:              =========   =========   =========  =========
Income before extraordinary
items                               $0.20       $0.23       $0.65      $0.73
Extraordinary items                (0.00)      (0.02)      (0.26)     (0.03)
                                ---------   ---------   ---------  ---------
Net income                          $0.20       $0.21       $0.39      $0.70
                                =========   =========   =========  =========

The accompanying notes are an integral part of these statements.

SIMON PROPERTY GROUP, L.P.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited and dollars in thousands)

                                                   For the Nine Months
                                                   Ended September 30,
                                                  ----------------------
                                                     1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:             ----------   ---------
  Net income                                        $43,980     $67,434

Adjustments to reconcile net income to net
cash provided by operating activities_
Depreciation and amortization                        87,378      83,976
Loss on extinguishments of debt                      25,173       2,795
Gain on sale of assets, net                            (20)        (88)
Straight-line rent                                  (1,311)         534
Minority interest                                    11,829       1,884
Equity in income of unconsolidated entities         (8,612)     (5,270)
Changes in assets and liabilities_
Tenant receivables and accrued revenue               12,710       4,954
Deferred costs and other assets                    (27,978)     (4,381)
Accounts payable, accrued expenses and other
liabilities                                           (972)      (5,197)
                                                  ---------   ---------
  Net cash provided by operating activities         142,177     146,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition                                              --    (43,941)
Capital expenditures                              (145,726)    (95,741)
Cash from consolidation of joint venture                 --       1,695
Increase in restricted cash                        (14,939)          --
Proceeds from sale of assets                            599         399
Investments in and advances to unconsolidated                  (51,907)
entities                                           (45,879)
Distributions from unconsolidated entities           16,177      34,493
Loan repayment from Management Company                   --      38,553
Other investing activity                            (5,400)          --
                                                  ---------   ---------
Net cash used in investing activities             (195,168)   (116,449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Minority interest distributions, net               (20,066)     (3,610)
Partnership distributions                         (150,807)   (161,644)
Mortgage and other indebtedness proceeds, net
of transaction costs                                845,267      77,153
Mortgage and other indebtedness principal
payments                                          (323,455)     266,048
Advances to affiliate, net                        (313,026)   (226,225)
Other refinancing transaction                      (21,000)          --
                                                  ---------   ---------
Net cash provided by (used in) financing
activities                                           16,913    (48,278)

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                        (36,078)    (18,086)

CASH AND CASH EQUIVALENTS, beginning of period
                                                     50,009      62,721
                                                  ---------   ---------
CASH AND CASH EQUIVALENTS, end of period            $13,931     $44,635
                                                  =========   =========
The accompanying notes are an integral part of these statements.

                       SIMON PROPERTY GROUP, L.P.

     Notes to Unaudited Consolidated Condensed Financial Statements

                         (Dollars in thousands)


Note 1 - Organization

     Simon DeBartolo Group, L.P. ("SDG, LP") is a subsidiary partnership of Simon DeBartolo Group, Inc. (the "Company"), a self-administered and self-managed real estate investment trust ("REIT"). Simon Property Group, L.P. ("SPG, LP" or the "Simon Operating Partnership") is a subsidiary partnership of SDG, LP and of the Company. On August 9, 1996 (the "Merger Date"), the Company acquired, through merger (the "Merger") the national shopping center business of DeBartolo Realty Corporation ("DRC") (See Note 4). The Simon Operating Partnership, is engaged primarily in the ownership, operation, management, leasing, acquisition, expansion and development of real estate properties, primarily regional malls and community shopping centers. As of September 30, 1997, the Simon Operating Partnership owned or held an interest in 122 income-producing properties, consisting of 62 regional malls, 53 community shopping centers, three specialty retail centers, three mixed-use properties and one value-oriented super-regional mall in 30 states (the "Properties"). The Simon Operating Partnership also holds substantially all of the economic interest in M.S. Management Associates, Inc. (the "Management Company") - (See Note 7.)

Note 2 - Basis of Presentation

     The accompanying consolidated condensed financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the consolidated condensed financial statements for these interim periods have been included. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.
These unaudited consolidated condensed financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Simon Property
Group, L.P. Annual Report on Form 10-K.

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

     Net operating results of the Simon Operating Partnership are allocated after preferred distributions, based on its partners' remaining ownership interests. The Company's remaining weighted average ownership interest in the Simon Operating Partnership for the three-month periods ended September 30, 1997 and 1996 was 60.8% and 61.1%, respectively. The Company's remaining weighted average ownership interest in the Simon Operating Partnership for the nine-month periods ended September 30, 1997 and 1996 was 60.8% and 61.1%, respectively.
The Company indirectly owned 60.8% of the Simon Operating Partnership as of September 30, 1997 and December 31, 1996.

Note 3 - Reclassifications

     Certain reclassifications of prior period amounts have been made in the financial statements to conform to the 1997 presentation.

Note 4 - The Merger

     On August 9, 1996, the Company acquired the national shopping center business of DRC for an aggregate value of $3.0 billion. The acquired portfolio consisted of 49 regional malls, 11 community centers and 1 mixed-use Property. These Properties included 47,052,267 square feet of retail gross leasable area ("GLA") and 558,636 of office GLA. The Merger was accounted for using the purchase method of accounting. Of these Properties, 40 regional malls, 10 community centers and the mixed-use Property are being accounted for using the consolidated method of accounting. The remaining Properties are being accounted for using the equity method of accounting. As a result of the merger, the Simon Operating Partnership became a subsidiary of SDG, LP with 99% of the profits allocable to SDG, LP and 1% of the profits allocable to the Company. Cash flow allocable to the Company's 1% profit interest in SPG, LP is absorbed by public company costs and related expenses incurred by the Company.

     It is currently expected that subsequent to the first anniversary of the date of the Merger, reorganizational transactions will be effected so that SDG, LP will directly own all of the assets and partnership interests now owned by the Simon Operating Partnership. In connection therewith, the Simon Operating Partnership transferred partnership interests in certain properties ranging from 1.0% to 49.5% in the form of a distribution to the partners of the Simon Operating Partnership, SDG, LP and the Company. The distribution of the partnership interests in the certain properties has been reflected for financial reporting purposes as of January 1, 1997. The distribution was determined based on the historical cost value of the partnership interests transferred, which aggregated $65,603. The interest in the properties now held directly by SDG, LP and the Company was $70,110 as of September 30, 1997, and is reflected as minority interest held by affiliates in the accompanying consolidated condensed balance sheets. Earnings related to these minority interests held by SDG, LP and the Company for the three-month and nine-month periods ended September 30, 1997 were $4,894 and $10,254, respectively.

     In September 1997, the Simon Operating Partnership distributed its interest in a wholly-owned Property to its partners, SDG,LP and the Company. The non-cash distribution was determined based upon the historical cost of the interst in the Property distributed.

Note 5 - Cash Flow Information

     Cash paid for interest, net of amounts capitalized, during the nine months ended September 30, 1997 was $117,456, as compared to $114,811 for the same period in 1996. All accrued distributions had been paid as of September 30, 1997 and December 31, 1996.

Note 6 - Per Unit Data

     Per unit data is based on the weighted average number of units of partnership interest in the Simon Operating Partnership ("Units") outstanding during the period. As used herein, the term Units does not include units of partnership interest entitled to preferential distribution of cash ("Preferred Units"). The weighted average number of units used in the computation for the three months ended September 30, 1997 and 1996 was 96,315,263 and 95,842,853, respectively. The weighted average number of Units used in the computation for the nine months ended September 30, 1997 and 1996 was 96,315,263 and 95,783,720,
respectively. Additionally, Preferred Units may be converted into common stock of the Company. The outstanding stock options and Preferred Units have not been included in the computations of per Unit data as they did not have a dilutive effect.

Note 7 - Investment in Unconsolidated Entities

     Partnerships and Joint Ventures

     Summary financial information of partnerships and joint ventures accounted for using the equity method of accounting and a summary of the Simon Operating Partnership's investment in and share of income from such partnerships and joint ventures follow:

                                         September 30,    December 31,
BALANCE SHEETS                                1997            1996
                                          -------------   -------------
Assets:
  Investment properties at cost, net         $1,501,674      $1,328,600
  Cash and cash equivalents                      51,965          41,270
  Tenant receivables                             46,285          37,067
  Other assets                                   38,818          54,981
                                             ----------      ----------
          Total assets                       $1,638,742      $1,461,918
                                             ==========      ==========
Liabilities and Partners' Equity:
  Mortgages and other indebtedness             $771,558        $569,433
  Accounts payable, accrued expenses and
other liabilities                               105,207         161,552
                                             ----------      ----------
          Total liabilities                     876,765         730,985
  Partners' equity                              761,977         730,933
                                             ----------      ----------
          Total liabilities and
partners' equity                             $1,638,742      $1,461,918
                                             ==========      ==========
The Simon Operating Partnership's Share
of:
  Total assets                               $  408,421      $  340,449
                                             ==========      ==========
  Investment in partnerships and joint
ventures, at equity                            $153,522        $139,711
  Cash distributions and losses in
partnerships and joint ventures, at
equity                                         (19,519)        (17,106)
                                             ----------      ----------
  Partners' equity                           $  134,003      $  122,605
                                             ==========      ==========


                                      For the three        For the nine
                                      months ended         months ended
                                      September 30,        September 30,
                                   --------  --------   --------   --------
STATEMENTS OF OPERATIONS             1997      1996       1997       1996
                                   --------  --------   --------   --------
Revenue:
  Minimum rent                     $ 33,682  $ 25,742   $ 94,215   $ 79,781
  Overage rent                          884     1,064      2,074      2,753
  Tenant reimbursements              15,696    12,569     43,393     40,082
  Other income                        4,223     1,170      8,528      7,328
                                   --------  --------   --------   --------
     Total revenue                   54,485    40,545    148,210    129,944

Operating Expenses:
  Operating expenses and other       18,319    15,934     53,916     48,782
  Depreciation and amortization      11,182     9,852     34,153     30,438
                                   --------  --------   --------   --------
     Total operating expenses        29,501    25,786     88,069     79,220
                                   --------  --------   --------   --------
Operating Income                     24,984    14,759     60,141     50,724
Interest Expense                     10,965     8,184     30,290     22,318
Extraordinary Losses                      -         -      1,182          -
                                   --------  --------   --------   --------
Net Income                           14,019     6,575     28,669     28,406
Third Party Investors' Share of
Net Income                          11,964     6,617     24,589     25,313
                                   --------  --------   --------   --------
The Simon Operating Partnership's
Share of Net Income (Loss)
                                   $ 2,055    $ (42)    $ 4,080    $ 3,093
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

     The Management Company

     The Management Company, including its consolidated subsidiaries, provides management, leasing, development, accounting, legal, marketing and management information systems services to 33 non-wholly owned Properties, Melvin Simon & Associates, Inc., and certain other nonowned properties. Certain subsidiaries of the Management Company provide architectural, design, construction, insurance and other services primarily to certain of the Properties. The Management Company also invests in other businesses to provide other synergistic services to the Properties. The Simon Operating Partnership's share of consolidated net income of the Management Company, after intercompany profit eliminations, was $3,396 and $1,326 for the three-month periods ended September 30, 1997 and 1996, respectively, and was $4,532 and $2,177 for the nine-month periods ended September 30, 1997 and 1996, respectively.

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

     Also on May 15, 1997, approximately $140,000 in existing debt on The Forum Shops at Caesar's was refinanced. The new debt consists of three classes of notes totaling $180,000, with $90,000 bearing interest at 7.125% and $90,000 bearing interest at LIBOR plus 0.30%, all of which mature on May 15, 2004. Approximately $40,000 of the borrowings were placed in escrow to pay for construction costs required in connection with the expansion of this project, which is scheduled to open on August 28, 1997. As of September 30, 1997, $14,939 remains in escrow, which is reflected in restricted cash in the accompanying consolidated condensed balance sheet.

     On June 30, 1997, the Simon Operating Partnership, as co-borrower with SDG, LP, closed an $70,000 unsecured loan which bears interest at LIBOR plus 0.75% and matures on September 29, 1998. The proceeds were used by SPG, LP to retire an existing $55,000 mortgage on East Towne Mall, which bore interest at LIBOR plus 1.125%, and to fund an expansion of that mall.

     On July 17, 1997, SDG, LP completed a $250,000 public offering of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities (the "Notes"). The first tranche was for $100,000 at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150,000 at 7% with a maturity of July 15, 2009. The Notes, which are guaranteed by SPG, LP, pay interest semi-annually, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. SDG, LP used $225,000 of the net proceeds to reduce the amount outstanding on the Credit Facility.

     On September 10, 1997, SDG, LP issued $180,000 principal amount of notes under its MTN program. These notes mature on September 20, 2007 and bear interest at 7.125% per annum. SDG, LP used the net proceeds of this offering to pay down borrowings made under the Credit Facility. These notes are guaranteed by the Simon Operating Partnership.

     On September 17, 1997, the Simon Operating Partnership, as co-borrower with SDG, LP, closed on a new unsecured loan, which bears interest at LIBOR plus 0.75% and has an initial maturity of January 31, 1998. The proceeds were used to retire a $63,000 mortgage loan secured by Lincolnwood Towne Center, which bore interest at LIBOR plus 1.25%, and had an initial maturity of January 31, 1998.

     On September 26, 1997, the Simon Operating Partnership, as co-borrower with SDG, LP obtained an additional unsecured revolving credit facility in the amount of $500,000 for the purpose of funding an acquisition by SDG, LP. As of September 30, 1997, a total of $525,000 had been borrowed on this new credit facility and the original Credit Facility related to this acquisition. This new credit facility has terms similar to the existing Credit Facility, including an interest rate of LIBOR plus 0.75% and an initial maturity of September 1999, with an automatic one-year extension.

     At September 30, 1997, the Simon Operating Partnership had consolidated debt of $2,527,807 of which $1,290,979 was fixed-rate debt and $1,236,828 was variable-rate debt. As of September 30, 1997 and December 31, 1996, the Simon Operating Partnership had interest-rate protection agreements related to $294,848 and $306,879 principal amount of debt, respectively. The agreements are generally in effect until the related variable-rate debt matures. As a result of the various interest rate protection agreements, interest savings were $285 and $415 for the three months ended September 30, 1997 and 1996, respectively, and $591 and $1,227 for the nine-month periods ended September 30, 1997 and 1996, respectively. The Simon Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 1997 and December 31, 1996 was $262,448 and $193,310,
respectively.

     Net advances due from SDG, LP of $53,644 result primarily from amounts borrowed on the Credit Facility advanced to SDG, LP primarily to fund acquisition and development activity, partially offset by debt and equity instruments issued by SDG, LP for which a portion of the proceeds were advanced to the Simon Operating Partnership to retire mortgages and other indebtedness and amounts under the Credit Facility. The Simon Operating Partnership has recognized interest benefits and costs based on the terms of the Credit Facility and respective instruments issued by SDG, LP.

Note 9 - Partners' Equity

     The following table summarizes the change in the Simon Operating
Partnership's partners' equity since December 31, 1996.

                                                Special    Unamortized    Total
                          Preferred   General   Limited    Restricted   Partners'
                            Units     Partner   Partner    Stock Award   Equity
                          ---------  --------  ----------  -----------  -----------

Balance at December 31,
1996                      $  99,923  $  1,601  $  158,458   $  (5,354)  $  254,628

Amortization of stock
incentive                                                        1,563       1,563

Adjustment to allocate
net equity of the Simon
Operating Partnership                     (8)           8                       --

Net income                    6,094       379      37,507                    43,980

Distributions               (6,094)   (2,004)   (199,096)                 (207,194)
                          ---------  --------  ----------  -----------  -----------
Balance at September 30,
1997                      $  99,923  $   (32)  $  (3,123)   $  (3,791)  $   92,977
                          =========  ========  ==========  ===========  ===========

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

Note 11 - Significant Subsequent Events

     On October 15, 1997, the SEC declared effective SDG, LP's $1,000,000 debt shelf registration, which provides for the offering, from time to time, of up to $1,000,000 aggregate public offering price of unsecured debt securities of SDG, LP. The net proceeds of such offerings may be used to fund property acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by SDG, LP. Securities issued under this registration are guaranteed by the Simon Operating Partnership.

     On October 22, 1997, SDG, LP completed a $150,000 public offering of eight-year non-convertible senior unsecured debt securities. The notes bear interest at 6 7/8%, and mature on October 27, 2005. The notes pay interest semi-annually, are guaranteed by the Simon Operating Partnership, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. SDG, LP used $114,750 of the net proceeds of approximately $147,000, along with an escrow refund of approximately $4,000 to retire existing mortgages on Miller Hill Mall, Muncie Mall, and Towne West Square, with the remaining proceeds used to reduce the amount outstanding on the Credit Facility.

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

     Results of Operations

For the Three Months Ended September 30, 1997 vs. the Three Months Ended September 30, 1996

     Total revenue increased $8.4 million or 5.8% for the three months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Property Transactions ($3.3 million), an increase in minimum rents ($4.4 million) resulting from increased occupancy levels and the replacement of expiring tenant leases with renewal leases at higher minimum base rents, and an increase in tenant reimbursements ($1.6 million), which is offset by an overall increase in operating expenses.

     Total operating expenses increased $4.9 million, or 5.9%, for the three months ended September 30, 1997, as compared to the same period in 1996, primarily the result of the Property Transactions ($2.3 million), and an overall increase in operating expenses ($2.4 million), which are partially offset in revenues by increased tenant reimbursements ($1.6 million).

     Interest expense increased $3.4 million, or 8.3% for the three months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Property Transactions ($1.2 million) and an increase in the average debt outstanding during the comparative periods. Additional borrowings have been primarily used to fund acquisition and development activities.

     Minority interest share of operating income was $5.4 million for the three months ended September 30, 1997, as compared to $0.7 million for the same period in 1996, reflecting an increase of $4.7 million. Of this increase, $4.9 million is a result of transfers of ownership interest in certain of the Properties from SPG, LP to SDG, LP. (See
Note 4)

     Net income was $21.4 million for the three months ended September 30, 1997, as compared to $19.9 million for the same period in 1996, reflecting an increase of $1.5 million, for the reasons discussed above, and was allocated to the Company based on the Units and Preferred Units owned by the Company during the period, and to the remaining Unitholders based upon their respective ownership interests.

For the Nine Months ended September 30, 1997 vs. the Nine Months ended September 30, 1996

     Total revenue increased $26.6 million or 6.2% for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Property Transactions ($22.0 million).

     Total operating expenses increased $10.9 million, or 4.5%, for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily the result of the Property
Transactions ($12.0 million).

     Interest expense increased $10.2 million, or 8.4% for the nine months ended September 30, 1997, as compared to the same period in 1996. This increase is primarily as a result of the Property Transactions ($7.0 million) and an increase in the average debt outstanding during the comparative periods. Additional borrowings have been primarily used to fund acquisition and development activities.

     Minority interest share of operating income was $11.8 million for the nine months ended September 30, 1997, as compared to $1.9 million for the same period in 1996, reflecting an increase of $9.9 million. Of this increase, $10.3 million is a result of transfers of ownership interest in certain of the Properties from SPG, LP to SDG, LP. (See Note
4)

     The $25.2 million loss from extraordinary items in 1997 is the result of the acquisition of the contingent interest feature on four loans for $21.0 million and write-off of mortgage costs associated with early extinguishments of debt.

     Net income was $44.0 million for the nine months ended September 30, 1997, as compared to $67.4 million for the same period in 1996, reflecting an decrease of $23.5 million, for the reasons discussed above, and was allocated to the Company based on the Units and Preferred Units owned by the Company during the period, and to the remaining Unitholders based upon their respective ownership interests.

     Liquidity and Capital Resources

     As of September 30, 1997, the Simon Operating Partnership's balance of unrestricted cash and cash equivalents was $13.9 million. In addition to its cash balance, the Simon Operating Partnership, as co-borrower with SDG, LP has a $750 million Credit Facility and a new $500 million unsecured revolving credit facility with approximately $269 million and $225 million available on September 30, 1997 after outstanding borrowings and letters of credit, respectively.

     The Company and SDG, LP also have access to public equity and debt markets. The Company has a $750 million equity shelf registration statement currently effective, under which $226.7 million in equity securities may be issued. SDG, LP has a $1 billion debt shelf registration statement currently effective, under which $850 million in debt securities may be issued.

     At September 30, 1997, the Simon Operating Partnership had consolidated debt of $2,528 million, of which $1,291 million was fixed-rate debt and $1,237 million was variable-rate debt. The Simon Operating Partnership's pro rata share of indebtedness of the unconsolidated joint venture Properties as of September 30, 1997 and December 31, 1996 was $262 million and $193 million, respectively. As of September 30, 1997 and December 31, 1996, the Simon Operating Partnership had interest-rate protection agreements related to $295 million and $307 million of its pro rata share of indebtedness, respectively. The agreements are generally in effect until the related variable-rate debt matures.

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

     Additionally, on May 15, 1997, approximately $140 million in existing debt on The Forum Shops at Caesar's was refinanced. The new debt consists of three classes of notes totaling $180 million, with $90 million bearing interest at 7.125% and the other $90 million bearing interest at LIBOR plus 0.3 %, all of which will mature on May 15, 2004. Approximately $40 million of the borrowings were placed in escrow to pay for construction costs required in connection with the development of the expansion of this project, which is scheduled to open on August 28, 1997. As of September 30, 1997, $14.9 million remains in escrow.

     On June 30, 1997, the Simon Operating Partnership, as co-borrower with SDG, LP, closed an $70 million unsecured loan which bears interest at LIBOR plus 0.75% and matures on September 29, 1998. The proceeds were used by SPG, LP to retire an existing $55 million mortgage on East Towne Mall, which bore interest at LIBOR plus 1.125%, and to fund an expansion of that mall.

     On July 17, 1997, SDG, LP completed a $250 million public offering of two tranches of its seven-year and twelve-year non-convertible senior unsecured debt securities (the "Notes"). The first tranche was for $100 million at 6 3/4% with a maturity of July 15, 2004. The second tranche was for $150 million at 7% with a maturity of July 15, 2009. The Notes, which are guaranteed by the Simon Operating Partnership, pay interest semi-annually, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios.

     On September 10, 1997, SDG, LP issued $180 million principal amount of notes under its MTN program. These notes mature on September 20, 2007 and bear interest at 7.125% per annum. SDG, LP used the net proceeds of this offering to pay down borrowings made under the Credit Facility. These notes are guaranteed by the Simon Operating Partnership.

     On September 17, 1997, the Simon Operating Partnership, as co-borrower with SDG, LP, closed on a new unsecured loan, which bears interest at LIBOR plus 0.75% and has an initial maturity of January 31, 1998. The proceeds were used to retire a $63 million mortgage loan secured by Lincolnwood Towne Center, which bore interest at LIBOR plus 1.25%, and had an initial maturity of January 31, 1998.

     On September 26, 1997, the Simon Operating Partnership, as co-borrower with SDG, LP obtained an additional unsecured revolving credit facility in the amount of $500 million for the purpose of funding a portion of the cost of acquiring RPT. This new credit facility has terms similar to the existing Credit Facility, including an interest rate of LIBOR plus 0.75% and an initial maturity of September 1999, with an automatic one-year extension.

     On October 15, 1997, the SEC declared effective SDG, LP's debt shelf registration, which provides for the offering, from time to time, of up to $1.0 billion aggregate public offering price of unsecured debt securities of SDG, LP. The net proceeds of such offerings may be used to fund property acquisition or development activity, retire existing debt or for any other purpose deemed appropriate by SDG, LP. Securities issued under this registration are guaranteed by the Simon Operating Partnership.

     On October 22, 1997, SDG, LP completed a $150 million public offering of eight-year non-convertible senior unsecured debt securities. The notes bear interest at 6 7/8%, and mature on October 27, 2005. The notes pay interest semi-annually, are guaranteed by the Simon Operating Partnership, and contain covenants relating to minimum leverage, EBITDA and unencumbered EBITDA ratios. SDG, LP used $114.8 million of the net proceeds of approximately $147 million, along with an escrow refund of approximately $4 million to retire existing mortgages on Miller Hill Mall, Muncie Mall, and Towne West Square, with the remaining proceeds used to reduce the amount outstanding on the Credit Facility.

     Development, Expansions and Renovations. The Simon Operating Partnership is involved in several development, expansion and renovation efforts.

     On September 5, 1997, the Simon Operating Partnership opened The Source, an approximately $150 million value-oriented retail and entertainment development project containing 730,000 square feet of GLA in Westbury (Long Island), New York. This 50%-owned joint venture is accounted for using the equity method of accounting.

     On October 31, 1997 the Simon Operating Partnership opened
Grapevine Mills, an approximately $200 million retail development project containing approximately 1.4 million square feet of GLA in Grapevine (Dallas/Fort Worth), Texas. This 38%-owned joint venture is accounted for using the equity method of accounting.

     Construction also continues on the following development projects:
Arizona Mills, an approximately $190 million retail development project containing 1.2 million square feet of GLA, is expected to open in November 1997 in Tempe, Arizona and The Shops at Sunset Place, an approximately $150 million destination-oriented retail and entertainment project containing approximately 500,000 square feet of GLA, and is scheduled to open in 1998 in South Miami, Florida. The Simon Operating Partnership has no plans to begin any other development projects in the future.

     A key objective of the Simon Operating Partnership is to increase the profitability and market share of its Properties through the completion of strategic renovations and expansions. The Simon Operating Partnership currently has a number of expansion projects under construction and in the preconstruction development stage. It is anticipated that the cost of these projects will be financed principally with the Credit Facility, project-specific indebtedness, access to debt and equity markets through SDG, LP and the Company, and cash flows from operations.

     Distributions. During the first quarter of 1997, the Simon Operating Partnership paid a distribution of $0.4925 per Unit to Unitholders of record on February 7, 1997. On each of May 6, 1997, July 28, 1997 and October 23, 1997, the Simon Operating Partnership declared distributions of $0.505 per Unit. Future distributions will be determined based on actual results of operations and cash available for distribution. In addition, Preferred Unit distributions of $1.5234 per Series A Preferred Unit were paid during the first nine months of 1997.

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

     Investing and Financing Activities

     Cash flows from investing activities for the nine months ended September 30, 1997 included, $145.7 million of capital expenditures, which included construction costs of $23.6 million at The Shops at Sunset Place and $9.2 million for the acquisition of the land for the construction of North East Plaza. Also included in capital expenditures is renovation and expansion costs, including $34.7 million for the phase II expansion of Forum Shops at Caesar's, tenant costs and other operational capital expenditures. The $14.9 million net increase in restricted cash represents an escrow for costs associated with the expansion of Forum. In addition, investments in and advances to unconsolidated entities of $45.9 million includes $20.7 million, $14.3 million and $8.6 million to the Management Company, Grapevine Mills and The Source, respectively. Other investing activities represents the purchase of bonds.

     Cash flows from financing activities for the nine months ended September 30, 1997 included partnership distributions of $150.8 million, and minority interest distributions of $20.8 million. Mortgage and other indebtedness borrowings, net of repayments and advances to affiliate, of $208.8 million were used primarily to fund development and other investment activity. The other refinancing transaction of $21.0 million was for the acquisition of a contingent interest feature on four mortgage loans.

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

Part II - Other Information

     Item 1:  Legal Proceedings

          None.

     Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.


          (b) Reports on Form 8-K

               The following Forms 8-K were filed during the current period.

                    On July 22, 1997, under Item 5 - Other Events, the
               Simon Operating Partnership reported its guarantee related to the offering and sale of $100 million aggregate principal amount of its 6 _% Notes due 2004 and $150 million aggregate principal amount of its 7% Notes due 2009, pursuant to the joint registration statement on Form S-3 of SDG, LP and SPG, LP and the related Prospectus, dated November 21, 1996, and Prospectus Supplement, dated July 17, 1997. In addition, under Item 7 - Financial Statements and Exhibits, the Simon Operating Partnership made available, in the form of exhibits, certain documents relating to the issuance of these notes.

                    On August 14, 1997 under Item 5 - Other Events, the
               Simon Operating Partnership reported that the Board of Directors of SDG, LP authorized the sale of up to $280 million aggregate principal amount of Medium-Term Notes Due Nine Months or more from the Date of Issue. The Board of Directors of SDG, LP had previously authorized the sale of only $100 million aggregate principal amount of such notes. The Medium-Term Notes and any amounts payable with respect to them are guaranteed by the Simon Operating Partnership. In addition, under Item 7 - Financial Statements and Exhibits, the Simon Operating Partnership made available, in the form of exhibits, the opinion of its special counsel as to the legality of the Medium-Term Notes.

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

                                     SIMON PROPERTY GROUP, L.P.
                                     BY: SIMON DEBARTOLO GROUP, INC.
                                        General Partner

Principal Financial Officers:
Date: November 14, 1997     /s/ Stephen E. Sterrett  /s/James R. Giuliano, III,
                            Stephen E. Sterrett,     James R. Giuliano, III,
                            Senior Vice President    Senior Vice President
                            and Treasurer



Principal Accounting Officer:
Date: November 14, 1997                              /s/ John Dahl
                                                     John Dahl,
                                                     Senior Vice President and
                                                     Chief Accounting Officer